Form 10-Q
period 2000-09-30
INTEGRATED TELECOM EXPRESS INC/ CA
filed 2000-11-14
CIK 1116201

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-31259

                            ------------------------

                        INTEGRATED TELECOM EXPRESS, INC.

             (Exact name of registrant as specified in its charter)

                DELAWARE                                 77-0403748
      (State or other jurisdiction          (IRS Employer Identification Number)
   of incorporation or organization)

           2710 WALSH AVENUE
        SANTA CLARA, CALIFORNIA                            95051
(Address of principal executive offices)                 (Zip Code)

                                 (408) 980-8689

              (Registrant's telephone number, including area code)

                                      N/A

   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares outstanding of the Registrant's Common Stock as of November 13, 2000 was 42,706,101.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        INTEGRATED TELECOM EXPRESS, INC.
                                     INDEX

                                                                       PAGE NO.
                                                                       --------
Part I   Financial Information (unaudited)...........................      2
Item 1.  Condensed Balance Sheets as of September 30, 2000 and
           December 31, 1999.........................................      2
         Condensed Statements of Operations for the Three Months and
           Nine Months Ended September 30, 2000 and 1999.............      3
         Condensed Statements of Cash Flows for the Nine Months Ended
           September 30, 2000 and 1999...............................      4
         Notes to Condensed Financial Statements.....................      5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................      8

Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................     23

Part II  Other Information...........................................     24
Item 1.  Legal Proceedings...........................................     24
Item 2.  Changes in Securities and Use of Proceeds...................     24
Item 3.  Defaults Upon Senior Securities.............................     24
Item 4.  Submission of Matters to a Vote of Security Holders.........     24
Item 5.  Other Information...........................................     25
Item 6.  Exhibits and Reports on Form 8-K............................     25

SIGNATURES...........................................................     26

EXHIBIT INDEX........................................................     27

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        INTEGRATED TELECOM EXPRESS, INC.

                            CONDENSED BALANCE SHEETS

                           (UNAUDITED, IN THOUSANDS)

                                                              SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                                              ------------------   -----------------
                                              ASSETS:
Current assets:
  Cash and cash equivalents.................................       $148,836            $ 38,513
  Trade receivables, net....................................          2,913               1,373
  Inventories...............................................          5,002               1,893
  Prepaid expenses and other current assets.................          1,846               1,411
                                                                   --------            --------
    Total current assets....................................        158,597              43,190

  Property and equipment, net...............................          7,238               2,140
  Licenses, net.............................................          6,534               6,828
  Other assets..............................................            718                 793
                                                                   --------            --------
    Total assets............................................       $173,087            $ 52,951
                                                                   ========            ========

                  LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                     AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable..........................................       $  6,374            $  1,852
  Accrued expenses and other liabilities....................          3,870                 875
  Current portion of payable for licenses...................          2,625               2,625
  Current portion under capital leases......................          1,252                  --
                                                                   --------            --------
    Total current liabilities...............................         14,121               5,352
                                                                   --------            --------
  Long term liabilities.....................................          2,522               1,500
                                                                   --------            --------
    Total liabilities.......................................         16,643               6,852
                                                                   --------            --------
  Mandatorily redeemable convertible preferred stock........             --              45,000
                                                                   --------            --------
Stockholders' equity (*)
  Common stock..............................................             42                  23
  Additional paid-in capital................................        236,900              30,745
  Accumulated deficit.......................................        (45,086)            (28,428)
  Notes receivable from stockholders........................           (502)                 --
  Deferred stock-based compensation.........................        (34,910)             (1,241)
                                                                   --------            --------
    Total stockholders' equity..............................        156,444               1,099
                                                                   --------            --------
Total liabilities, mandatorily redeemable convertible
  preferred stock and stockholders' equity..................       $173,087            $ 52,951
                                                                   ========            ========

------------------------

(*) Common shares outstanding were 42,701 and 23,369 as of September 30, 2000 and December 31, 1999 respectively.

                            See accompanying notes.

                        INTEGRATED TELECOM EXPRESS, INC.

                       CONDENSED STATEMENT OF OPERATIONS

                   (UNAUDITED IN THOUSANDS EXCEPT SHARE DATA)

                                            FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                            ---------------------------   -------------------------
                                                2000           1999          2000          1999
                                            ------------   ------------   -----------   -----------
Net revenue...............................  $    17,185    $       499    $    31,586   $       795

Cost of revenue (including stock-based
  compensation expenses of $440, $0, $499
  and $0).................................        8,738            632         17,269         1,348
                                            -----------    -----------    -----------   -----------
Gross profit (loss).......................        8,447           (133)        14,317          (553)

Operating expenses:
  Research and development (exclusive of
    stock-based compensation expense of
    $2,917, $22, $5,750 and $74)..........        3,922          1,883          9,869         5,845
  Sales and marketing (exclusive of stock-
    based compensation expense of $1,677,
    $19, $3,279 and $64)..................        2,108            696          4,853         2,072
  General and administrative (exclusive of
    stock-based compensation expense of
    $2,800, $13, $6,250 and $58...........        1,160            526          2,833         2,159
  Amortization of deferred stock-based
    compensation..........................        7,394             54         15,279           196
                                            -----------    -----------    -----------   -----------
Total operating expenses..................       14,584          3,159         32,834        10,272
                                            -----------    -----------    -----------   -----------
Operating loss............................       (6,137)        (3,292)       (18,517)      (10,825)

Interest and other income, net............          954            137          1,860           413
                                            -----------    -----------    -----------   -----------
Net loss..................................  $    (5,183)   $    (3,155)   $   (16,657)  $   (10,412)
                                            ===========    ===========    ===========   ===========
Basic and diluted net loss per share......  $     (0.16)   $     (0.14)   $     (0.63)  $     (0.45)
                                            ===========    ===========    ===========   ===========
Weighted average shares of common stock
  outstanding used in computing basic and
  diluted net loss per share..............  $32,579,823    $23,172,225    $26,517,262   $23,122,380
                                            ===========    ===========    ===========   ===========

                            See accompanying notes.

                        INTEGRATED TELECOM EXPRESS, INC.

                       CONDENSED STATEMENT OF CASH FLOWS

                           (UNAUDITED, IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities
Net loss....................................................  $(16,657)  $(10,412)
Adjustments to reconcile net loss to net cash used by
  operating activities:
  Depreciation and amortization expense.....................     2,837      1,987
  Amortization of deferred compensation.....................    15,779        196
  Changes in current assets and liabilities:
    Trade receivable........................................    (1,540)       (56)
    Inventory...............................................    (3,109)      (372)
    Receivable from ITE.....................................       148        166
    Prepaid expenses and other current assets...............      (871)      (657)
    Accounts payable........................................     4,522        377
    Accrued expenses and other liabilities..................     2,995        680
                                                              --------   --------
  Net cash provided by (used in) operating activities.......     4,104     (8,091)

Cash flows from investing activities
  Purchases of property, equipment and licenses.............    (4,169)    (3,330)
  Proceeds from sale of assets to ITE.......................        --         28
  Proceeds from note receivable due from ITE................       363        343
                                                              --------   --------
  Net cash used in investing activities.....................    (3,806)    (2,959)

Cash flows from financing activities
  Principal payments on capital lease.......................    (1,199)        --
  Proceeds from issuance of common stock, net...............   111,224        175
  Proceeds from issuance of preferred stock, net............        --     20,353
                                                              --------   --------
  Net cash provided by financing activities.................   110,025     20,528

Net increase in cash and cash equivalents...................   110,323      9,478
Cash and cash equivalents at beginning of period............    38,513     14,422
                                                              --------   --------
Cash and cash equivalents at end of period..................  $148,836   $ 23,900
                                                              ========   ========
Supplemental disclosure of non-cash investing and financing
  activities:
  Payable issued for licensing agreements...................  $    250   $     --
  Assets purchased under capital leases.....................  $  4,598   $     --
  Conversion of preferred stock to common stock upon IPO....  $ 45,000   $     --

                            See accompanying notes.

                         NOTES TO FINANCIAL STATEMENTS

NATURE OF OPERATIONS

    Integrated Telecom Express, Inc. ("ITeX" or the "Company", formerly Integrated Technology Express, Inc.) was incorporated in California in May 1995 and re-incorporated in Delaware in May 1999. The Company designs and sells integrated circuit and software solutions to the broadband access communications equipment industry. The Company's products include integrated circuits, software, turn-key reference designs and test systems that enable communications equipment manufacturers to provide high-speed, cost-effective, asymmetric digital subscriber line, or ADSL, equipment to communications service providers and their customers.

    United Microelectronics Corporation ("UMC"), a public company in Taiwan, directly and indirectly owned 25.8% of the Company's outstanding common stock at September 30, 2000.

UNAUDITED INTERIM FINANCIAL STATEMENT

    The accompanying unaudited condensed financial statements as of September 30, 2000 and for the three months and nine months ended September 30, 2000 and 1999 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. The unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of and for the three months and nine months ended September 30, 2000 and 1999. These financial statements and notes thereto are unaudited and should be read in conjunction with ITeX's audited financial statements included in ITeX's Form S-1 Registration Statement, as amended, filed with the Securities and Exchange Commission. The balance sheet as of December 31, 1999 was derived from audited financial statements, but does not include all required disclosures required by generally accepted accounting principles. The results for the nine months ended September 30, 2000 are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 2000. Certain prior period balances have been reclassified to conform to the current period presentation.

CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash, cash equivalents, short-term investments, and accounts receivable. The Company places its short-term investments in commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. Accounts receivable are billed in U. S. currency derived from revenues earned from customers primarily located in Asia, the United States and Europe. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral, but obtains letters of credit or prepayments as deemed necessary.

CUSTOMER CONCENTRATIONS

    Two customers accounted for 13.9% and 12.0% of revenue in the three months ended September 30, 2000 and one customer accounted for 19.8% of revenue in the nine months ended September 30, 2000. At September 30, 2000, three customers accounted for 30.8%, 22.6% and 11.6% of total trade receivables. Three customers accounted for 12.1%, 10.8% and 10.0% of revenue in the three months ended September 30, 1999 and no customer accounted for 10% or more of revenue for the nine months ended September 30, 1999. At September 30, 1999, five customers accounted for 43.9%, 13.9%, 13.9%, 13.0% and 11.0% of total trade receivables.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

COMPREHENSIVE INCOME

    The Company has adopted SFAS 130, "Reporting Comprehensive Income;" however, the effects of the adoption were immaterial to all periods presented and comprehensive loss comprises only the accumulated loss.

BUSINESS SEGMENT INFORMATION

    The Company operates in one business segment, the sale of products for the ADSL market. The Company sells primarily to original equipment manufacturers and companies in the communication industries. The Company has sales and marketing operations located in the United States and Taiwan and derives revenue from the following geographic locations.

                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                            ------------------------------   -----------------------------
                            SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                 2000            1999            2000            1999
                            --------------   -------------   -------------   -------------
                                     (UNAUDITED)                      (UNAUDITED)
                                                    (IN THOUSANDS)
Net revenue:
  Asia
    Korea.................      $11,182         $  105          $16,005         $  111
    Taiwan................        2,037            139            4,182            353
    Rest of Asia..........        1,210             64            2,201            141
    Total of Asia.........       14,429            308           22,388            605
  Europe..................          235              7            1,143              7
  USA.....................        2,521            184            8,055            183
                                -------         ------          -------         ------
      Total...............       17,185            499           31,586            795

Long-lived assets:
  USA.....................       13,760          3,109           13,760          3,109
  Taiwan..................           12             20               12             20
                                -------         ------          -------         ------
      Total...............       13,772          3,129           13,772          3,129

    Transfers between geographic areas are recorded at amounts generally above cost and in accordance with the rules and regulations of the respective governing tax authorities. Long-lived assets of geographic areas are those assets used in the Company's operations in each area.

NET LOSS PER SHARE

    Basic and diluted net loss per common share is presented in conformity with the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128), for all periods presented. In accordance with FAS 128, basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

                                                         FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                         ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                        ----------------------   -------------------
                                                          2000          1999       2000       1999
                                                        --------      --------   --------   --------
Net loss applicable to common stockholders:...........  $(5,183)      $(3,155)   $(16,657)  $(10,412)
                                                        =======       =======    ========   ========
Basic and diluted:
Weighted average shares of common stock outstanding...   32,829        23,172      26,634     23,122
Less weighted average shares subject to repurchase....      249            --         117         --
Weighted average shares used in computing basic and
  diluted, net loss per share applicable to common
  stockholders........................................   32,580        23,172      26,517     23,122
                                                        =======       =======    ========   ========
Basic and diluted net loss per share applicable to
  common stockholders.................................  $ (0.16)      $ (0.14)   $  (0.63)  $  (0.45)
                                                        =======       =======    ========   ========

FINANCIAL INSTRUMENTS

    The Company invests its excess cash in commercial paper, money market funds, government and non-government debt securities and certificates of deposits. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

    Investments with an original maturity at the time of purchase of over three months are classified as short-term investments. Under the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", management classifies investments as available-for-sale at the time of purchase and periodically reevaluates such designation.

    As of September 30, 2000 and December 31, 1999, all of the Company's investments in debt securities were classified as available-for-sale with changes in market value recorded as unrealized gains and losses in accumulated other comprehensive income until their disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific-identification method.

INVENTORY

    Inventory is stated at the lower cost or market, cost being determined using the average cost method. The components of inventory are as follows (in thousands):

                                                           FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,
                                                           --------------------
                                                             2000        1999
                                                           ---------   --------
                                                               (UNAUDITED)
Inventories:
  Raw material...........................................   $1,303      $  119
  Work-in-progress.......................................    1,149          --
  Finished goods.........................................    2,550       1,774
                                                            ------      ------
Inventory--net...........................................   $5,002      $1,893
                                                            ======      ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to us that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. These statements are denoted by an asterisk (*). Such statements reflect our judgment as of the date of this Report with respect to future events, the outcome of which is subject to certain risks, including the factors set forth under the heading "Risk Factors," which may have a significant impact on our business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We undertake no obligation to update these forward-looking statements.

    The following discussion and analysis should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this Report and with the audited financial statements included in our Form S-1 Registration Statement (the "Registration Statement"), as amended, filed with the SEC on August 17, 2000 (File No. 333-39128).

OVERVIEW

    We provide integrated circuit and software products to the broadband access communications equipment industry. Our products include integrated circuits, software, production designs and test systems that enable communications equipment manufacturers to provide high-speed, cost-effective asymmetric digital subscriber line, or ADSL, equipment to communications service providers and their customers. Our software includes programs that enable the basic function of our integrated circuits and reference designs, and that provide access to the Internet, permitting equipment utilizing our solutions to communicate with telecommunication service providers' central office equipment.

    We were incorporated in California in May 1995 as Integrated Technology Express, Inc. In early 1996, United Microelectronics Corporation contributed cash and licensed technology to us in return for an equity interest. Our initial products included personal computer data interface and integrated circuits using analog and digital signals. In early 1997, we began to develop integrated circuits and software solutions for the ADSL market. In late 1997, we sold our personal computer-related operations, changed our name to Integrated Telecom Express, Inc. and focused our product development efforts exclusively on the ADSL market.

    Subsequent to the sale of our personal computer-related business and through 1998, we were a development stage company and had no product revenue. In
April 1998, we licensed certain ADSL technology from Alcatel Bell N.V. to complement our intellectual property. In the first quarter of 1999, we began shipping our production designs and development tools for our initial ADSL products. In the third quarter of 1999, we began volume shipments of these products and recorded our first significant product revenue. Our production designs are complete sets of instructions describing how to build an ADSL modem with our integrated circuits and software. Beginning in the fourth quarter of 1999, we significantly increased our investment in operations, including research and development and sales and marketing.

    We sell our products to manufacturers of customer premises equipment and telecommunications service providers' central office equipment. Our revenue is currently derived from sales of our Apollo and SAM product families. Sales of Apollo Two products represented 20.5% of revenue in the nine months ended September 30, 1999 and 88.5% of revenue in the nine months ended September 30, 2000. We anticipate that our Apollo and SAM product families will continue to generate substantially all of our revenue for the foreseeable future.* To date, we have derived a substantial portion of our revenue from a limited number of customers and we expect to continue to rely on a limited number of customers.* During the nine months ended September 30, 1999, no customer accounted for more than 10% of our revenue. In the nine months ended September 30, 2000, one customer accounted for 19.8% of our revenue.

    We have focused our initial sales and marketing efforts on worldwide communications equipment manufacturers. We currently sell through our direct sales force, independent sales representatives and distributors. Our sales personnel are based in Santa Clara, California; Round Rock, Texas and Taipei, Taiwan. For the nine months ended September 30, 1999, sales to customers in Asia accounted for 76.1% of our revenue, of which our sales to customers in South Korea constituted 13.96% of this revenue. For the nine months ended
September 30, 2000, sales to customers in Asia accounted for 70.9% of our revenue, of which sales to customers in South Korea constituted 50.67% of this revenue. We anticipate that the majority of our revenue will continue to be derived from Asia, especially South Korea, for the foreseeable future.* All revenue is denominated in U.S. dollars.

    In general, we require approximately six months to achieve volume shipments of our products after we first contact a customer, if volume shipments are achieved at all. This process includes sale of our turn-key reference design, customer board development, testing, field trials and qualification by service providers and receipt of volume orders. As a result, a significant period of time may elapse between our sales efforts and our realization of revenue.* Our customers are not obligated by long-term contracts to purchase our products and can generally cancel or reschedule orders on short notice.

    Revenue from product sales other than to distributors is recognized upon shipment if a signed purchase order exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable. Revenue from shipments to distributors with the right of return are deferred until the distributor resells the inventory. Upon shipment, we also provide for the estimated costs that may be incurred for product warranties. We develop and market personal computer network interface cards to the ADSL market in addition to the sale of integrated circuit and software products. We outsource the manufacturing of these cards to a manufacturer in Taiwan, which incorporates our integrated circuits.

    We outsource the fabrication, packaging and testing of our integrated circuits. Therefore, a significant portion of our cost of revenue consists of payments to our manufacturers. Our cost of revenue also includes expenses relating to our internal operations as well as the amortization of fees for licensed technology. In April 1998, we licensed certain technology from Alcatel, an unrelated third party, to develop, manufacture and distribute products. The terms of the agreement call for an initial licensing fee of $5 million with additional royalties paid on sales of products developed at rates ranging from 2.5% to 6%. Minimum royalties payable under the contract amount to $500,000, $1,000,000 and $1,500,000 for 1999, 2000 and 2001. The licensing fee is amortized over the estimated useful life of seven years with royalties expensed in the year incurred.

    Research and development expenses, exclusive of stock-based compensation expense, consist primarily of salaries and related personnel expenses, prototype development costs, fees paid to outside service providers and overhead allocated to product development of our integrated circuits, software and underlying technologies. All research and development costs are expensed as incurred. Our research and development efforts are periodically subject to significant, non-recurring costs and fees that can cause significant variability in our quarterly research and development expenses. We expect to increase our research and development expenses as we continue to develop new products and improve our core technologies.*

    Sales and marketing expenses, exclusive of stock-based compensation expense, consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing, applications engineering support and customer service functions, costs associated with promotional and other marketing expenses. We intend to expand our direct and indirect sales operations substantially, both domestically and internationally.* In addition, we expect sales and marketing expenses to increase as we expand our customer service and support organization.*

    General and administrative expenses, exclusive of stock-based compensation expense, include personnel and related costs associated with executive management, finance, accounting, human resources, information services and facilities.

    Deferred stock-based compensation represents the difference between the grant price and the deemed fair value of our common stock options granted during these periods. Deferred stock-based compensation expense for options granted is being amortized using the graded vesting method, in accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 28, over the vesting period of each respective option, which is generally four years. Under the graded vesting method, each option grant is separated into portions based on its vesting terms, which results in acceleration of amortization expense for the overall award. Deferred stock-based compensation for options granted to non-employees is accounted for in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123 and Emerging Issues Task Force 96-18. Unamortized deferred stock-based compensation is presented as a reduction of stockholders' equity.

    We experienced a net loss of 10.4 million for the nine months ended September 30, 1999 and a net loss of 16.7 million for the nine months ended September 30, 2000. Our accumulated deficit as of September 30, 2000 was 45.1 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED
  SEPTEMBER 30, 1999

    NET REVENUE. Net revenue increased from $499,000 for the three months ended September 30, 1999 to $17.2 million for the three months ended September 30, 2000. This increase was primarily attributable to the commencement of volume sales of Apollo and SAM products principally in the second half of 1999. For the three months ended September 30, 2000, our Apollo Two products accounted for 95.6% of our revenue. We expect that sales of our Apollo products will continue to account for a high percentage of net revenue for the foreseeable future.*

    COST OF REVENUE. Cost of revenue increased from $632,000 for the three months ended September 30, 1999 to $8.7 million for the three months ended September 30, 2000. This increase was primarily attributable to the commencement of volume sales of Apollo Two and SAM products in the second half of 1999. As a percentage of revenue, cost of revenue decreased from -26.7% for the three months ended September 30, 1999 to 49.2% for the three months ended
September 30, 2000, primarily due to the net effect of the lower impact of fixed license fee amortization over a larger revenue base and an increase of the amortization of deferred stock-based compensation. License fee amortization was $304,000 and $821,000 for the three months ended September 30, 1999 and 2000. Deferred stock based compensation was $0 and $440,000 for the three months ended September 30, 1999 and 2000

    RESEARCH AND DEVELOPMENT. Research and development expenses, exclusive of stock-based compensation expense, increased 108.3% from $1.9 million for the three months ended September 30, 1999 to $3.9 million for the three months ended September 30, 2000. The increase is primarily attributable to increases in compensation levels and payroll-related expenses associated with additional engineering personnel. Amortization of deferred stock-based compensation related to research and development amounted to $22,000 and $2.9 million for the three months ended September 30, 1999 and 2000.

    SALES AND MARKETING. Sales and marketing expenses, exclusive of stock-based compensation, increased 202.9% from $696,000 for the three months ended September 30, 1999 to $2.1 million for the three months ended September 30, 2000. This increase was primarily attributable to increased compensation expense and sales commissions of $1.2 million which are determined as a percentage of revenue. Amortization of deferred stock-based compensation related to sales and marketing activities amounted to $19,000 and $1.7 million for the three months ended September 30, 1999 and 2000.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses, exclusive of stock-based compensation expense, increased 120.5% from $526,000 for the three months ended September 30, 1999 to $1.2 million for the three months ended September 30, 2000. This increase was primarily attributable to increased personnel and higher compensation levels. Amortization of deferred stock-based compensation related to general and administrative activities amounted to $13,000 and $2.8 million for the three months ended September 30, 1999 and 2000.

    AMORTIZATION OF DEFERRED STOCK-BASED COMPENSATION. Amortization of deferred stock-based compensation increased from $54,000 for the three months ended September 30, 1999 to $7.4 million for the three months ended September 30, 2000. This increase was primarily attributable to options granted to new and existing employees.

    INTEREST AND OTHER INCOME, NET. Interest and other income, net increased 596.4% from $137,000 for the three months ended September 30, 1999 to $954,000 for the three months ended September 30, 2000. The increase was primarily attributable to increased interest income earned on a higher average cash balance resulting from our Series B preferred stock financing in November 1999 and our initial public offering in August 2000.

    NET LOSS. Net loss increased 64.3% from $3.2 million for the three months ended September 30, 1999 to $5.2 million for the three months ended
September 30, 2000. This increase was primarily attributable to higher gross profit, offset by increased operating expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED
  SEPTEMBER 30, 1999

    NET REVENUE. Net revenue increased from $795,000 for the nine months ended September 30, 1999 to $31.6 million for the nine months ended September 30, 2000. This increase was primarily attributable to the commencement of volume sales of Apollo and SAM products principally in the second half of 1999. For the nine months ended September 30, 2000, our Apollo Two products accounted for 86.0% of our revenue.

    COST OF REVENUE. Cost of revenue increased from $1.3 million for the nine months ended September 30, 1999 to $17.3 million for the nine months ended September 30, 2000. This increase was primarily attributable to the commencement of volume sales of Apollo Two and SAM products in the second half of 1999. As a percentage of revenue, cost of revenue decreased from -69.6% for the nine months ended September 30, 1999 to 45.3% for the nine months ended September 30, 2000, primarily due to the net effect of the lower impact of fixed license fee amortization over a larger revenue base and an increase of the amortization of deferred stock-based compensation. License fee amortization was $911,000 and $1.7 million for the nine months ended September 30, 1999 and 2000. Deferred stock based compensation was $0 and $499,000 for the nine months ended
September 30, 1999 and 2000

    RESEARCH AND DEVELOPMENT. Research and development expenses, exclusive of stock-based compensation expense, increased 68.8% from $5.8 million for the nine months ended September 30, 1999 to $9.9 million for the nine months ended September 30, 2000. The increase is primarily attributable to increases in compensation levels and payroll-related expenses associated with additional engineering personnel. Amortization of deferred stock-based compensation related to research and development amounted to $74,000 and $5.8 million for the nine months ended September 30, 1999 and 2000.

    SALES AND MARKETING. Sales and marketing expenses, exclusive of stock-based compensation, increased 134.2% from $2.1 million for the nine months ended September 30, 1999 to $4.9 million for the nine months ended September 30, 2000. This increase was primarily attributable to increased compensation expense and sales commissions which are determined as a percentage of revenue. Amortization of deferred stock-based compensation related to sales and marketing activities amounted to $64,000 and $3.3 million for the nine months ended September 30, 1999 and 2000.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses, exclusive of stock-based compensation expense, increased 31.2% from $2.2 million for the nine months ended September 30, 1999 to $2.8 million for the nine months ended September 30, 2000. This increase was primarily attributable to increased personnel and higher compensation levels. Amortization of deferred stock-based compensation related to general and administrative activities amounted to $58,000 and $6.3 million for the nine months ended September 30, 1999 and 2000.

    AMORTIZATION OF DEFERRED STOCK-BASED COMPENSATION. Amortization of deferred stock-based compensation increased from $196,000 for the nine months ended September 30, 1999 to $15.3 million for the nine months ended September 30, 2000. This increase was primarily attributable to options granted to new and existing employees.

    INTEREST AND OTHER INCOME, NET. Interest and other income, net increased 350.4% from $413,000 for the nine months ended September 30, 1999 to $1.9 million for the nine months ended September 30, 2000. The increase was primarily attributable to increased interest income earned on a higher average cash balance resulting from our Series B preferred stock financing in November 1999 and our initial public offering in August 2000.

    NET LOSS. Net loss increased 60.0% from $10.4 million for the nine months ended September 30, 1999 to $16.7 million for the nine months ended
September 30, 2000. This increase was primarily attributable to higher gross profit, offset by increased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

    Prior to our initial public offering, we financed our operations primarily through private sales of approximately $25.9 million and $45.0 million of common stock and convertible preferred stock, respectively (with the issuance of 1,214,286 warrants in conjunction with our preferred stock financings). On August 23, 2000, we completed our initial public offering of 6,440,000 shares of common stock. Net proceeds to the company as a result of the offering, plus the proceeds for a simultaneous private placement of 166,667 shares of common stock, were approximately $109.1 million. For the nine months ended September 30, 2000, we also generated $2.1 million from the exercise of stock options, net of repurchases.

    Net cash provided by operating activities was $4.1 million for the nine months ended September 30, 2000, compared to $8.1 million used in operations for the similar period in fiscal 1999. Operating cash flows reflect the Company's increased sales resulting in a net loss of $16.7 million offset by noncash charges (depreciation and amortization) of $18.6 million, and a net working capital increase of approximately $2.1 million.

    Cash used in investing activities increased 28.5% from $3.0 million for the nine months ended September 30, 1999 to $3.8 million for the nine months ended September 30, 2000. This increase was primarily due to increases in purchases of property, equipment and licenses.

    Cash generated from financing activities increased 436.0% from $20.5 million in the nine months ended September 30, 1999 to $110.0 million in the nine months ended September 30, 2000 This was primarily due to the net proceeds of $109.1 million from our initial public offering and simultaneous private placement in August 2000.

    We expect to devote substantial capital resources to continue our research and development efforts, to hire and expand our sales, support, marketing, and product development organizations, to expand marketing programs, to establish additional facilities worldwide and to fund other general corporate activities.* In addition, we may devote capital resources to acquire complementary products, technologies or businesses.* We currently anticipate that the net proceeds from our initial public offering, together with our current cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.*

RISK FACTORS

RISKS RELATING TO OUR BUSINESS

    You should carefully consider the risks described below and all of the information contained in this Report. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock.

    WE COMMENCED OPERATIONS AS A SUPPLIER OF INTEGRATED CIRCUIT AND SOFTWARE SOLUTIONS IN LATE 1997, AND THEREFORE YOU WILL HAVE LIMITED HISTORICAL OPERATING DATA TO EVALUATE OUR BUSINESS AND WE MAY NOT BE ABLE TO ACCURATELY PROJECT OUR FUTURE OPERATING RESULTS.

    From May 1995 until December 1997, we designed integrated circuits for personal computers. In December 1997, we sold that business and focused exclusively on the development of integrated circuit and software solutions for the broadband access communications equipment industry with an initial emphasis on products for the asymmetric digital subscriber line, or ADSL, market. We began shipping products for the ADSL market in volume in the third quarter of 1999. Therefore, we have limited historical operating data that can be used in evaluating our business and in projecting future operating results.

    WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

    We incurred net losses of $16.7 million in the nine months ended
September 30, 2000. As of September 30, 2000, we had an accumulated deficit of $45.1 million. We anticipate that we will incur net losses for the foreseeable future, and these losses may be substantial. We may not be able to generate sufficient revenue to achieve or maintain profitability.

    BECAUSE OUR OPERATING RESULTS WILL FLUCTUATE FROM QUARTER TO QUARTER, THE PRICE OF OUR STOCK MAY DECLINE.

    Our operating results have fluctuated in the past and will fluctuate in the future on a quarterly and an annual basis due to a number of factors, many of which are outside our control. Our results of operations may fluctuate due to:

    - the loss of or decrease in sales to a major customer;

    - our failure to attract new customers;

    - the timing and size of orders from, and shipments to, our customers;

    - changes in the average cost of products;

    - changes in the average selling price of products;

    - the timing of the introduction of new or enhanced products; and

    - the timing and size of expenses, including research and development expenses.

    Accordingly, you should not rely upon period-to-period comparisons as indications of future performance. Fluctuations in our operating results may result in a decline in the price of our stock.

    THE MARKET FOR ADSL INTEGRATED CIRCUIT AND SOFTWARE PRODUCTS IS HIGHLY COMPETITIVE, AND MANY OF OUR COMPETITORS ARE MORE ESTABLISHED AND HAVE GREATER RESOURCES THAN WE DO.

    The market for ADSL integrated circuit and software products is highly competitive. Given our limited operating history in developing products for this market, we may not have the financial resources, technical expertise or marketing and support capabilities to compete successfully. Our principal competitors include Alcatel Microelectronics, Analog Devices, Inc., Centillium Communications, Inc., Conexant Systems, Inc., GlobeSpan, Inc., Lucent Technologies Inc., STMicroelectronics N.V. and Texas Instruments Incorporated. These competitors have longer operating histories and presence in key markets, greater name recognition, larger installed customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we have. They may be able to introduce new technologies more rapidly, respond more quickly to changing customer requirements or devote greater resources to the development, promotion and sale of their products than we can. Further, some of these competitors have captive manufacturing operations, and in the event of a manufacturing capacity shortage, these competitors may be able to obtain products when we are unable to do so. In addition, we anticipate that new competitors will enter this market as ADSL becomes more widely deployed.

    IF WE FAIL TO ENHANCE OUR EXISTING PRODUCTS OR TO DEVELOP AND INTRODUCE NEW PRODUCTS THAT MEET CHANGING CUSTOMER REQUIREMENTS AND KEEP PACE WITH TECHNOLOGICAL DEVELOPMENTS, WE WILL NOT SELL OUR PRODUCTS AND OUR REVENUES WILL FLUCTUATE OR DECREASE.

    The market for broadband access products is characterized by rapidly-changing customer requirements and short product life cycles. Accordingly, our future success will depend in large part upon our ability to:

    - develop and market competitive products that meet our customers' changing requirements;

    - develop innovative features that differentiate our products from those of our competitors;

    - identify and respond to emerging technological trends;

    - develop products that interoperate with competitors' products;

    - respond effectively to product announcements by others;

    - bring products to market on a timely basis; and

    - introduce products that have competitive prices.

    IF WE CONTINUE TO RAPIDLY EXPAND OUR OPERATIONS AND IF WE FAIL TO MANAGE GROWTH EFFECTIVELY, OUR BUSINESS COULD BE HARMED.

    We have rapidly expanded our operations, including the number of our employees and the geographic scope of our activities. We expect that significant further expansion will be required to address potential growth in our customer base and market opportunities. If we are unable to manage growth effectively, we may not be able to take advantage of market opportunities, develop or enhance our products or our technical capabilities, execute our business plan or otherwise respond to competitive pressures or unanticipated requirements. To effectively manage the anticipated growth of our operations, we believe we must both enhance our operational, financial and management information controls, reporting systems and procedures and effectively manage multiple relationships with our customers, suppliers and other third parties.

    We have recently hired many new employees. Failure to properly train and integrate these new employees into our business may disrupt our operations. We may also have difficulties successfully identifying and exploiting existing and potential market opportunities if our staffing is inadequate. In addition, we have recently hired a number of members of our executive management team. Only some of these executives have worked together before, and their failure to work together to effectively manage our company will harm our business.

    OUR REVENUE HAS BEEN AND WILL CONTINUE TO BE DERIVED FROM A LIMITED NUMBER OF PRODUCTS. IF ANY OF THESE PRODUCTS FAILS TO GAIN BROADER MARKET ACCEPTANCE, WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE.

    For the nine months ended September 30, 1999 and for the nine months ended September 30, 2000, 20.5% and 88.5% of our revenue was derived from sales of our Apollo Two products. We expect that our Apollo products will continue to represent a significant portion of our revenue in the foreseeable future. Therefore, we may not be able to generate sufficient revenue if these products fail to achieve broader market acceptance.

    BECAUSE OUR PRODUCTS ARE USED AS COMPONENTS OF OUR CUSTOMERS' PRODUCTS, IF COMMUNICATIONS EQUIPMENT MANUFACTURERS ARE NOT ABLE TO OBTAIN THE OTHER COMPONENTS USED IN THEIR PRODUCTS, SALES OF OUR PRODUCTS WOULD BE HARMED.

    Our customers incorporate our products into their equipment together with products from other suppliers. For example, our Apollo turn-key reference designs require electronic components and integrated circuits manufactured by other companies. Some of these components may be sole-sourced or in limited supply. Although alternative suppliers may be available, some of their components have different attributes and may require a modification to our customers' equipment. Therefore, if our customers are unable to obtain the other required components for their equipment, they could cancel or delay purchases of our products.

    IF UNITED MICROELECTRONICS CORPORATION DOES NOT HAVE SUFFICIENT CAPACITY TO SATISFY OUR INTEGRATED CIRCUIT REQUIREMENTS, WE COULD EXPERIENCE SUBSTANTIAL DELAY OR INTERRUPTION IN THE SHIPMENT OF OUR INTEGRATED CIRCUITS OR AN INCREASE IN COSTS WHICH WOULD NEGATIVELY AFFECT OUR OPERATING RESULTS.

    We do not own or operate a semiconductor fabrication facility and depend on United Microelectronics Corporation to manufacture all of our integrated circuits. Most of our products are manufactured at a single facility, which increases the risk of a disruption in supply. We have executed a term sheet with United Microelectronics Corporation that states that it guarantees us a minimum level of production capacity through 2003, provided that we use United Microelectronics Corporation to manufacture substantially all of our integrated circuits during this period. Other than this term sheet, we do not have a long-term silicon wafer supply agreement with United Microelectronics Corporation that guarantees silicon wafer or product quantities. Furthermore, we do not have long-term agreements that guarantee silicon wafer prices, delivery or lead times, as United Microelectronics Corporation manufactures our products on a purchase order basis. We provide United Microelectronics Corporation with rolling forecasts of our production requirements; however, the ability of United Microelectronics Corporation to provide silicon wafers to us is limited by United Microelectronics Corporation's available capacity. In addition, because many of United Microelectronics Corporation's customers have greater financial resources than we do and because many of their customers may have greater capacity requirements than we do, United Microelectronics Corporation could choose to prioritize capacity for other customers or reduce or eliminate deliveries to us on short notice. Accordingly, United Microelectronics Corporation may not allocate sufficient capacity to satisfy our requirements in excess of the minimum levels in the term sheet. In addition, the manufacturing process for our products is highly complex, requiring precise production in a highly-controlled environment. Changes in the manufacturing processes or the inadvertent use of defective or contaminated materials in the manufacturing of our products could harm our silicon wafer supplier's ability to achieve acceptable manufacturing yields. If our silicon wafer supplier manufactures our products within its manufacturing specification limits and we do not achieve acceptable yields as a result of our design, our cost of revenue may increase. In addition, if our silicon wafer supplier does not manufacture our products within its manufacturing specification limits, we may have difficulty obtaining adequate product supplies and product shipments may be delayed. This could ultimately lead to a loss of sales of our products and harm our business.

    OUR DEPENDENCE UPON THIRD PARTIES TO PACKAGE AND TEST SUBSTANTIALLY ALL OF OUR PRODUCTS REDUCES OUR CONTROL OF PRODUCT DELIVERY SCHEDULES AND QUALITY ASSURANCE.

    Because third parties package and test substantially all of our products, we do not directly control our product delivery schedules and quality assurance. This lack of control could result in product shortages and defects, which in turn could increase our packaging and testing costs or delay product delivery. We do not have long-term contracts with the companies that package and test our products and we typically procure services from them on a per order basis. Therefore, we may not be able to obtain these services on acceptable terms, if at all. If we are required to find and qualify alternative packagers and testers, we could experience delays in product shipments or a decline in product quality.

    A MAJORITY OF OUR OUTSOURCED OPERATIONS ARE LOCATED IN TAIWAN, INCREASING THE RISK THAT A NATURAL DISASTER, LABOR STRIKE, WAR OR POLITICAL UNREST IN THAT COUNTRY WOULD DISRUPT OUR OPERATIONS.

    A majority of our outsourced operations are located in Taiwan. Events out of our control such as earthquakes, fires, floods or other natural disasters in Taiwan or political unrest, war, labor strikes or work stoppages in Taiwan would disrupt our operations. The risk of earthquakes in Taiwan is significant because of its proximity to major earthquake fault lines. An earthquake like the one that occurred in Taiwan in September 1999 could cause significant delays in shipments of our products until we are able to shift our outsourced operation. In addition, there is currently significant political tension between Taiwan and China, which could lead to hostilities. If any of these events occur, we may not be able to obtain alternative capacity. Failure to secure alternative capacity could cause a delay in the shipment of our products, which would cause our revenue to fluctuate or decline.

    WE DERIVE A SUBSTANTIAL AMOUNT OF OUR REVENUE FROM INTERNATIONAL SOURCES, AND OUR FAILURE TO ADDRESS THE DIFFICULTIES ASSOCIATED WITH SELLING OUR PRODUCTS OUTSIDE THE UNITED STATES WOULD CAUSE OUR SALES TO DECLINE.

    If we are unable to address difficulties associated with selling our products outside the United States, such as unexpected changes in regulatory requirements, longer payment cycles and problems in collecting accounts receivable and reduced protection for intellectual property rights in foreign jurisdictions, our sales would decline and our business would be harmed. Many of these difficulties are outside of our control. A substantial portion of our revenue is derived from customers located outside the United States. For the nine months ended September 30, 1999, sales to customers in Asia accounted for 76.1% of our revenue, of which our sales to customers in South Korea constituted 13.96% of this revenue. For the nine months ended September 30, 2000, sales to customers in Asia accounted for 70.9% of our revenue, of which sales to customers in South Korea constituted 50.67% of this revenue. We anticipate that the majority of our revenue will continue to be derived from Asia, especially South Korea, for the foreseeable future. We do not have any long-term commitments from our Asian customers and demand for our products in Asia may not continue to grow. In addition, use of ADSL technology in South Korea, and thus the demand for our products in South Korea, is related in part to a government-sponsored initiative encouraging deployment of ADSL. If alternative superior technologies are developed, support for the initiative may be withdrawn, or demand from our customers in South Korea may decrease, our business would be harmed.

    BECAUSE DEVELOPMENT OF NEW PRODUCTS REQUIRES SUBSTANTIAL TIME AND EXPENSE, WE MAY NOT BE ABLE TO RECOVER OUR DEVELOPMENT COSTS AND ACHIEVE AN ADEQUATE RETURN ON INVESTMENT.

    The development of new products requires substantial time and expense. Improvements to existing products or the introduction of new products by us or our competitors may replace or provide lower cost alternatives to our existing products or render these products obsolete, unmarketable or inoperable. Therefore, we may not be able to recover the costs of the development of our products and achieve an adequate return on investment.

    For example, we believe that our next-generation scalable ADSL modem, or SAM Two, products will form the basis of a future family of ADSL integrated circuit and software solutions. We have not yet completed development of these products.

    Even if we complete development on a timely basis, these products may not achieve market acceptance and generate significant revenue. If our SAM Two products do not achieve broad market acceptance, revenue from our existing products could be inadequate to cover our expenses and our operating results and reputation could be damaged.

    BECAUSE THE LENGTHY SALES CYCLE OF OUR PRODUCTS MAKES IT DIFFICULT TO ACCURATELY PREDICT ACTUAL PRODUCT DEMAND, THE VOLUME OF PRODUCT SHIPPED MAY NOT CORRESPOND WITH OUR PRODUCT FORECASTS. THEREFORE, WE MAY NOT BE ABLE TO RECOUP EXPENSES INCURRED IN ANTICIPATION OF SALES OF OUR PRODUCTS.

    The sales cycle of our products is lengthy and typically involves a detailed initial technical evaluation of our products by our prospective customers, followed by the design, manufacturing, testing and qualification of prototypes incorporating our products. This process generally takes from three to six months, and may last longer. Our customer purchase agreements generally contain no minimum purchase requirements and customers typically purchase our products pursuant to short-term purchase orders that may be canceled without charge. Given this lengthy sales cycle, it is difficult to accurately predict when and in what volume sales to a particular customer will occur, if at all.

    Therefore, product revenue may not be commensurate with the level of expenses that we incur preparing for anticipated sales. If our forecasts prove to be inaccurate, our operating results could be harmed. For example, if we purchase excess inventory, write-downs or write-offs could result. Conversely, if we fail to purchase a sufficient supply of some products, revenue opportunities could be lost and our customer relationships could be harmed.

    BECAUSE PRICE COMPETITION, MATURING TECHNOLOGIES AND VOLUME PURCHASES BY LARGE CUSTOMERS MAY RESULT IN A DECREASE IN THE AVERAGE SELLING PRICE OF OUR PRODUCTS, THE GROSS MARGINS FOR OUR PRODUCTS MAY DECLINE.

    Price competition may harm the gross margins of our products. Furthermore, we anticipate that average selling prices of ADSL integrated circuits will continue to decline as product technologies mature. Many of our competitors are larger institutions with greater resources. Therefore these competitors may be able to achieve greater economies of scale and may be less vulnerable to price competition. In addition, we expect that the average selling prices of our products will decrease in the future due to the volume discounts that are provided to our large customers. The decline in average selling prices will generally lead to a commensurate decline in our gross margins for these products unless manufacturing costs can be reduced at the same or greater rates.

    DELAY IN THE DEVELOPMENT OF RETAIL AND PERSONAL COMPUTER ORIGINAL EQUIPMENT MANUFACTURER SALES CHANNELS FOR ADSL MODEM DISTRIBUTION COULD LIMIT OUR SALES.

    Our sales growth will depend in part on the development of retail and personal computer original equipment manufacturer sales channels. Today, most telecommunication service providers only support ADSL modems which they provide directly to their subscribers. We believe that telecommunication service providers will eventually support ADSL modems purchased as a part of a personal computer, an Internet access device or separately by subscribers. Any significant delay in development of these channels, as opposed to alternative distribution channels, could limit sales of our products.

    IF WE LOSE RIGHTS UNDER OUR AGREEMENT WITH UNITED MICROELECTRONICS CORPORATION, UNDER WHICH WE WERE EXTENDED CERTAIN LICENSES GRANTED BY THIRD PARTIES TO UNITED MICROELECTRONICS CORPORATION, WE WOULD LOSE A COMPETITIVE ADVANTAGE AND OUR BUSINESS WOULD BE HARMED.

    In August 1999, we entered into an agreement with United Microelectronics Corporation under which we were extended certain licenses granted by Texas Instruments to United Microelectronics Corporation in exchange for royalties, patent cross licenses and other obligations. This agreement grants us access to certain technology on favorable terms. If United Microelectronics Corporation ceases to be our largest stockholder, we would lose rights under this agreement and consequently we would lose a competitive advantage in the manufacture of our products. If we lose these rights, we may not be able to secure such licenses on reasonable terms, if at all.

    THE MEASURES ON WHICH WE RELY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS AFFORD ONLY LIMITED PROTECTIONS.

    We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property laws, non-disclosure agreements and other measures to protect our intellectual property. These measures afford only limited protection, and we cannot be certain that these measures will adequately protect our intellectual property. Despite our efforts to protect our intellectual property both under the laws of the United States and under the laws of foreign countries, unauthorized parties may copy aspects of our products or obtain and use trade secrets or other information that we regard as proprietary. Our competitors may also independently develop the same or similar technologies without violating our intellectual property rights.

    BECAUSE OUR INDUSTRY IS CHARACTERIZED BY FREQUENT LITIGATION OVER INTELLECTUAL PROPERTY RIGHTS, WE MAY BE REQUIRED TO INCUR SUBSTANTIAL EXPENSES AND DIVERT MANAGEMENT ATTENTION AND RESOURCES IN DEFENDING INTELLECTUAL PROPERTY LITIGATION AGAINST US.

    The industry in which we compete is characterized by numerous allegations of and lawsuits involving infringement of intellectual property rights. An infringement claim could be asserted against us in the future. The defense of any such claim, regardless of its merit, could result in our incurring substantial expenses and diverting significant management attention and other resources away from our operations. In the event of an adverse result in any future litigation or claim, we may be required to:

    - pay substantial damages, including treble damages, if we are found to have willfully infringed the intellectual property of another;

    - halt the manufacture, sale and use of infringing products or technology;

    - obtain licenses to the infringing technology, which may not be available on commercially reasonable terms, or at all; or

    - expend significant resources to develop non-infringing technology.

    WE MAY INCUR SUBSTANTIAL EXPENSES AND DIVERT MANAGEMENT RESOURCES IN PROSECUTING OTHERS FOR THEIR UNAUTHORIZED USE OF OUR INTELLECTUAL PROPERTY RIGHTS.

    The markets in which we compete are characterized by frequent litigation regarding patents and other intellectual property rights. We are aware of a significant number of patents and patent applications relating to aspects of our technologies filed by, and issued to, third parties. Should any of our competitors file patent applications or obtain patents that claim inventions also claimed by us, we may choose to participate in an interference proceeding to determine the right to a patent for these inventions because if we fail to enforce and protect our intellectual property rights, our business would be harmed. Even if the outcome is favorable this proceeding could result in substantial cost to us and disrupt our business.

    WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS, AND THE LOSS OF, OR A SIGNIFICANT REDUCTION IN ORDERS FROM, ANY OF THEM COULD HARM OUR OPERATING RESULTS.

    If we are not successful in maintaining relationships with our customers and obtaining new customers, our business and results of operations will suffer. We sell our products primarily to communications equipment manufacturers. For the nine months ended September 30, 1999, sales to no customer accounted for more than 10% of our revenue. For the nine months ended September 30, 2000, sales to one customer accounted for 19.8% of our revenue.

    Other than Alcatel Bell N.V., we do not have long-term agreements with these customers relating to the sale of our products, but rather sell our products to them on an order-by-order basis. We expect to continue to be dependent upon a relatively small number of customers for a substantial portion of our revenue.

    IF WE BECOME SUBJECT TO PRODUCT RETURNS AND PRODUCT LIABILITY CLAIMS RESULTING FROM DEFECTS IN OUR PRODUCTS, WE MAY FAIL TO ACHIEVE MARKET ACCEPTANCE OF OUR PRODUCTS AND OUR BUSINESS COULD BE HARMED.

    We develop complex products in an evolving marketplace. Despite testing by us and our customers, software or hardware defects may be found in existing or new products. These defects could result in a delay in recognition or loss of revenue, loss of market share or failure to achieve market acceptance. Additionally, these defects could result in financial or other damages to our customers, cause us to incur significant warranty, support and repair costs and divert the attention of our engineering personnel from our product development efforts. In such circumstances, our customers could also seek and obtain damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

    WE MAY FAIL TO ATTRACT OR RETAIN KEY PERSONNEL.

    Our success depends to a significant degree upon the continued contributions of our executive management team and our technical, product development, marketing, sales and customer support personnel. The loss of key persons in those areas could harm our business. Competition for these people is particularly intense in Northern California and Taiwan, where we primarily operate. Furthermore, we do not have any life insurance or other insurance covering the loss of any of our key employees.

RISKS RELATING TO OUR INDUSTRY

    IF THE ADSL TECHNOLOGY UPON WHICH OUR PRODUCTS ARE BASED DOES NOT ACHIEVE BROAD MARKET ACCEPTANCE, WE WOULD NOT BE ABLE TO SUSTAIN OR GROW OUR BUSINESS.

    ADSL services compete with many different broadband access technologies including variants of digital subscriber line, or DSL, and other alternatives. The introduction of new products or technologies by competitors or market acceptance of products based on alternative technologies could render our products less competitive or obsolete. If either of these events occurs, we would be unable to sustain or grow our business. Competing technologies include:

    - other variants of DSL, including high bit rate DSL, integrated DSL, symmetrical DSL and very high bit rate DSL;

    - other access solutions provided by telecommunications service providers such as transmission through initiation of a temporary Internet connection over an analog modem, integrated services digital networks and high capacity telephone line services;

    - broadband cable technologies;

    - broadband wireless technologies; and

    - broadband satellite technologies.

    If these alternative technologies gain market share at the expense of ADSL, demand for our products would decrease, and we would be unable to sustain or grow our business.

    CHANGES IN CURRENT OR FUTURE LAWS OR REGULATIONS, BOTH IN THE U.S. AND INTERNATIONALLY, COULD CAUSE SALES OF DIGITAL SUBSCRIBER LINE, AND SPECIFICALLY ADSL, PRODUCTS TO DECLINE OR FAIL TO GROW AS ANTICIPATED.

    The jurisdiction of the Federal Communications Commission extends to the entire U.S. communications industry, including our customers and their products and services that incorporate our products. Future Federal Communications Commission regulations affecting the U.S. communications services industry, our customers or our products may harm our business. For example, Federal Communications Commission regulatory policies that affect the availability of data and Internet services may impede our customers' penetration into some markets or affect the prices that they can charge. The Federal Communications Commission has, from time to time, considered new policies affecting Internet services. This may cause sales of our products to decline. We face similar risks from foreign regulatory agencies. Any delays in our ability to comply with domestic and foreign regulatory requirements may result in order cancellations or postponements of product purchases by our customers, which would harm our business.

    OUR STOCK MAY BE THINLY TRADED OR ITS PRICE VOLATILE, WHICH MIGHT MAKE IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.

    The stock markets, and in particular the Nasdaq National Market, experience extreme price and volume fluctuations affecting the market prices of equity securities of many technology companies. These fluctuations are often unrelated to the operating performance of the respective companies. We expect that the market price of our common stock will fluctuate due to the factors described throughout this "Risk Factor" section as well as:

    - changes in estimates of our financial performance or changes in recommendations by securities analysts; and

    - changes in market valuations of other integrated circuit companies.

    BECAUSE OF LIKELY FLUCTUATIONS IN THE PRICE OF OUR STOCK, WE MAY BE SUBJECT TO CLASS ACTION LITIGATION, WHICH COULD DISTRACT MANAGEMENT AND RESULT IN SUBSTANTIAL COSTS.

    In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources from our operations and sales of our products, which would have a negative impact on our business.

    THE LARGE NUMBER OF SHARES ELIGIBLE FOR PUBLIC SALE COULD CAUSE OUR STOCK PRICE TO DECLINE.

    If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, in the public market, the market price of our common stock could decline. These sales might make it more difficult for us to sell equity or equity securities in the future at a time and price that we deem appropriate. In addition, upon the expiration of lock-up agreements on February 14, 2001, the 181st day after completion of our initial public offering, 36,094,033 shares of common stock held by existing stockholders may be sold in the public market if they are registered under the Securities Act of 1933 or if they qualify for an exemption from registration. Lehman Brothers may, at its discretion and without notice, release existing stockholders from these lock-up agreements. These releases could involve the release of a specified percentage of all shares subject to lock-up agreements or the release of an individual's shares for liquidity concerns that apply only to that individual. Other conditions that could lead to a lock-up release include an increase in our share price and market demand for shares of our common stock.

    SOME PROVISIONS OF OUR CHARTER DOCUMENTS MAY MAKE ACQUIRING CONTROL OF OUR COMPANY MORE DIFFICULT FOR A THIRD PARTY, WHICH COULD HARM OUR STOCK'S MARKET PRICE OR REDUCE ANY PREMIUM OVER MARKET PRICE THAT AN ACQUIROR MIGHT OTHERWISE PAY.

    Our charter documents contain provisions providing for a classified board of directors, eliminating cumulative voting in the election of directors and restricting our stockholders from acting without a meeting. These provisions may make certain corporate actions more difficult and might delay or prevent a change in control and therefore limit the price that new investors will pay for our stock. We will also indemnify officers and directors against losses incurred in legal proceedings to the broadest extent permitted by Delaware law.

    BECAUSE OUR PRINCIPAL STOCKHOLDERS AND MANAGEMENT MAY BE ABLE TO CONTROL STOCKHOLDER VOTES, THE PREMIUM OVER MARKET PRICE THAT AN ACQUIROR MIGHT OTHERWISE PAY MAY BE REDUCED AND ANY MERGER OR TAKEOVER MAY BE DELAYED.

    Our principal stockholders, executive officers, directors and their affiliates own or control approximately 48% of our common stock. Accordingly, our principal stockholders, executive officers, directors and their affiliates, as a group, may have the ability to control the election of a majority of the members of our board of directors and the outcome of corporate actions requiring stockholder approval. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of us, or may impede a merger, consolidation, takeover or other business combination involving us. This concentration of ownership could also adversely affect our stock's market price or lessen any premium over market price that an acquiror might otherwise pay.

    WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE, AND IF WE ARE UNABLE TO SECURE ADEQUATE FUNDS ON TERMS ACCEPTABLE TO US, WE MAY BE UNABLE TO EXECUTE OUR BUSINESS PLAN.

    If our existing cash balances and cash flows expected from future operations, are not sufficient to meet our liquidity needs, we will need to raise additional funds. If adequate funds are not available on acceptable terms or at all, we may not be able to take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities, execute our business plan or otherwise respond to competitive pressures or unanticipated requirements.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

    The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2000, all of our investments were in money market funds, bank checking or savings accounts, or bank certificates of deposit. A hypothetical 100 basis point increase in interest rates would result in no decrease in the fair value of our available-for-sale securities as of September 30, 2000.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On August 23, 2000, we completed an initial public offering of shares of our common stock, $0.001 par value. The managing underwriters in the offering were Lehman Brothers, Bear, Stearns & Co Inc., Wit SoundView and Fidelity Capital Markets. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-39128). The Securities and Exchange Commission declared the Registration Statement effective on August 17, 2000. We sold 6,440,000 shares of common stock at $18.00 per share, including 840,0000 shares sold pursuant to the exercise of the underwriters' over-allotment option. The sale of the shares of common stock generated aggregate proceeds of approximately $115.9 million. We received aggregate net proceeds of approximately $106.1 million after deducting underwriting discounts and commissions of approximately $8.1 million and expenses of the offering of approximately 1.7 million.

    Concurrent with our initial public offering, 166,667 shares of common stock were sold to NEC Corporation in a private placement pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. These shares were sold at $18.00 per share resulting in net proceeds to the company of approximately $3.0 million.

    Proceeds from our initial public offering and the concurrent private placement have been used for working capital and general corporate purposes, including research and development of new products, sales and marketing efforts and general and administrative expenses. The remaining net proceeds have been invested in cash, cash equivalents and short-term investments. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On August 3, 2000, we submitted several matters to our stockholders for action by written consent. The following is a brief description of the matters voted upon and a statement of the number of votes cast for, against or withheld, as to each such matter:

1) To approve the amendment and restatement of our Certificate of Incorporation to be effective upon the closing of our initial public offering.

Common Stock:          FOR: 19,819,620           AGAINST: 0              WITHHELD: 4,806,946
Preferred Stock:       FOR: 8,168,821            AGAINST: 0              WITHHELD: 3,529,750

2) To approve an amendment and restatement of our Bylaws to be effective upon the closing of our initial public offering.

Common Stock:          FOR: 19,819,620           AGAINST: 0              WITHHELD: 4,806,946
Preferred Stock:       FOR: 8,168,821            AGAINST: 0              WITHHELD: 3,529,750

3) To approve indemnification agreements that we entered into with each of our officers and directors.

Common Stock:          FOR: 19,819,620           AGAINST: 0              WITHHELD: 4,806,946
Preferred Stock:       FOR: 8,168,821            AGAINST: 0              WITHHELD: 3,529,750

4)  To approve and adopt the 2000 Stock Plan.

Common Stock:          FOR: 19,819,62            AGAINST: 0              WITHHELD: 4,806,946
Preferred Stock:       FOR: 8,168,821            AGAINST: 0              WITHHELD: 3,529,750

5)  To approve and adopt the 2000 Employee Stock Purchase Plan.

Common Stock:          FOR: 19,819,620           AGAINST: 0              WITHHELD: 4,806,946
Preferred Stock:       FOR: 8,168,821            AGAINST: 0              WITHHELD: 3,529,750

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    A.  Exhibits

        10.1 Lease Agreement between Granum Holdings, a California Limited Partnership and Integrated Telecom Express, Inc. a Delaware Corporation, dated September 21, 2000.

        27.1  Financial Data Schedule

    B.  Reports on Form 8-K:

        None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       INTEGRATED TELECOM EXPRESS, INC.

Date: November 14, 2000                                By:            /s/ TIMOTHY A. ROGERS
                                                            ----------------------------------------
                                                                        Timothy A. Rogers
                                                                     CHIEF FINANCIAL OFFICER
                                                               (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                                            OFFICER)