Form 10-K
period 2000-12-31
INTEGRATED TELECOM EXPRESS INC/ CA
filed 2001-04-02
CIK 1116201

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NO. 000-31259
                           --------------------------

                        INTEGRATED TELECOM EXPRESS, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     77-0403748
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

            400 RACE STREET                                   95126
         SAN JOSE, CALIFORNIA                               (Zip Code)
    (Address of principal executive
               offices)

       Registrant's telephone number, including area code: (408) 513-9200

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of Class)
                           --------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Based on the closing sale price of the Common Stock on the Nasdaq National Market System on March 23, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $52,045,433.00. Shares of Common Stock held by each officer and director and by each person known to own 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The registrant had 42,773,446 shares of Common Stock outstanding as of March 23, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on May 18, 2001 are incorporated herein by reference in
Part III, Items 10, 11, 12, and 13.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

      ITEM NO.                                                                          PAGE
      --------                                                                        --------
PART I
1.                      Business....................................................      1

                        Executive Officers of the Registrant........................     26

2.                      Properties..................................................     28

3.                      Legal Proceedings...........................................     28

4.                      Submission of Matters to a Vote of Security Holders.........     28

PART II

5.                      Market Price for Registrant's Common Equity and Related
                        Stockholder Matters.........................................     29

6.                      Selected Financial Data.....................................     30

7.                      Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................     32

7.A.                    Quantitative and Qualitative Disclosures about Market
                        Risk........................................................     38

8.                      Financial Statements and Supplementary Data.................     39

9.                      Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure....................................     59

PART III

10.                     Directors and Executive Officers of the Registrant..........     60

11.                     Executive Compensation......................................     60

12.                     Security Ownership of Certain Beneficial Owners and
                        Management..................................................     60

13.                     Certain Relationships and Related Transactions..............     60

PART IV

14.                     Exhibits, Financial Statement Schedules and Reports on Form
                        8-K.........................................................     61

                        Exhibit Index...............................................     61

                        Signatures..................................................     65

    As used in this Report on Form 10-K, unless the context otherwise requires, the terms "we," "us," or "the Company" and "ITeX" refer to Integrated Telecom Express, Inc., a Delaware corporation.

                           FORWARD LOOKING STATEMENTS

    This Report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to us that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. These forward-looking statements include but are not limited to those statements identified in this report with an asterisk (*) symbol. Additional forward looking statements may be identified by the words "anticipate", "believe", "expect", "intend", "will" and similar expressions, as they relate to us or our management.

    The forward-looking statements contained herein reflect our judgment as of the date of this Report with respect to future events, the outcome of which is subject to certain risks, including the factors set forth under the heading "Risk Factors" in Item 1 below, which may have a significant impact on our business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We undertake no obligation to update these forward-looking statements. Our stockholders should carefully review the cautionary statements contained in this Form 10-K, including the "Risk Factors" set forth in Item 1 below.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    We provide integrated circuit and software products to the broadband access communications equipment industry. Our products include integrated circuits, software, production designs and test systems that enable communications equipment manufacturers to provide high-speed, cost-effective asymmetric digital subscriber line, or ADSL, equipment to communications service providers and their customers. ADSL technology permits broadband data transmission over copper telephone lines. We also sell complete network interface cards, or NICs, that are based on our production designs and use our integrated circuits and software. Our production designs are complete sets of instructions describing how to build an ADSL modem with our integrated circuits and software. We sell our products to manufacturers of both customer premises equipment and service providers' central office equipment. Our products are standards compliant, multiple vendor equipment compatible, reliable, expandable and flexible. They also provide for rapid time-to-market and ease of installation and use. These products are designed to enhance the delivery of applications such as high-speed Internet access, electronic commerce, video-on-demand, on-line gaming, telecommuting and remote access.

    We have a limited operating history, and we are not currently profitable. We expect to continue to incur net losses for the foreseeable future.* In addition, our revenue has been and will continue to be derived from a limited number of products and from a limited number of customers.*

INDUSTRY OVERVIEW

    LARGE AND GROWING MARKET FOR BROADBAND COMMUNICATION CREATES ACCESS
     BOTTLENECK

    The Internet has emerged as a widespread commerce, communications and entertainment medium for consumers and businesses. The volume of data transmitted across the Internet is growing with the increase in both the amount and complexity of bandwidth-intensive applications and content such as website graphics and multimedia video and audio. In addition, the rise in the frequency and duration of

Internet connections has compounded the growth of Internet traffic. As a result, consumers and businesses increasingly seek high-speed, always-connected and cost-effective access to the Internet.

    Communication technologies continue to evolve rapidly to meet this growing demand for broadband Internet access. Today, users primarily access the Internet with an analog modem that establishes a connection through a single copper telephone line with the telecommunication service provider's central office. The 56 kilobits per second, or Kbps, transmission speed of analog modems is inadequate for accessing content-rich websites and has created what is referred to as the last mile bottleneck.

    Several technologies have been developed to alleviate the last mile bottleneck. Many of these, however, suffer from limitations. An integrated services digital network, or ISDN, connection has a maximum transmission speed of 128 Kbps, is subject to a per use charge and cannot support simultaneous data and analog voice traffic over a single copper telephone line. Cable modems suffer from limited geographical availability and use a shared environment that is subject to reduced bandwidth per user as the number of users increases. Broadband wireless systems have been deployed on a limited basis and are currently expensive, subject to several regulatory requirements and limited by geography and distance. Satellite communications systems are expensive to deploy and maintain and require an additional telephone line to support two-way communication. High-capacity T1/E1 lines can be installed to provide a high-speed last mile connection, but their high cost and limited availability have restricted their deployment primarily to large businesses and organizations.

    EMERGENCE OF DIGITAL SUBSCRIBER LINE TECHNOLOGY

    Digital subscriber line technology has rapidly emerged as a reliable, easily deployed and inexpensive broadband access solution for residential and business customers. Digital subscriber line bandwidth can be priced to meet the needs of individual customers. Data over a digital subscriber line is transmitted over existing copper telephone lines making broadband networking across existing last mile infrastructure for a large number of subscribers practical. In a digital subscriber line installation, equipment is deployed at each end of the existing telephone wire enabling broadband transmission. Digital subscriber line technology provides a dedicated connection between the service provider's central office and the customer's premises equipment. As a result, service does not degrade as the number of users increases. The rapid growth in the deployment of digital subscriber line services may be attributed to an overall increase in demand for broadband Internet services as well as an increase in competition among broadband service providers.

    Digital subscriber line technologies currently include high bit rate digital subscriber line; integrated digital subscriber line; symmetric digital subscriber line; very high bit rate digital subscriber line; and asymmetric digital subscriber line, or ADSL. High bit rate digital subscriber line technology is expensive to deploy, does not support analog voice traffic and provides symmetrical service best used within a business campus environment. Integrated digital subscriber line technology provides simultaneous two-way throughput at speeds of only 144 Kbps and does not support analog voice traffic. Symmetric digital subscriber line technology supports a maximum data transmission rate of 768 Kbps downstream, or from the central office to the customer's premises, and upstream, or from the customer's premises to the central office. However, symmetric digital subscriber line technology cannot simultaneously carry data and analog voice traffic over a single copper telephone line. As a result, symmetric digital subscriber line systems have been deployed primarily to businesses because they are more likely to have multiple telephone lines. Very high bit rate digital subscriber line technology can deliver data at a maximum transmission rate of up to 52 Mbps. Deployment of very high bit rate digital subscriber line systems has been limited because its maximum effective distance is approximately 4,500 feet.

    ADSL technology permits the simultaneous transmission of data and analog voice traffic over a single copper telephone line and supports a data transmission speed that is dependent upon the direction of data traffic and distance from the service provider's central office. ADSL was originally designed for the transmission of video and, as such, provides greater transmission rates downstream than upstream. ADSL supports data transmission rates of up to 8 Mbps downstream and up to 1 Mbps upstream and supports connections at distances of up to 18,000 feet. This downstream transmission speed of 8 Mbps is over one hundred times faster than the maximum transmission speed available through an analog modem. We believe that the majority of Internet users today have greater downstream capacity requirements than upstream capacity requirements, and therefore ADSL technology is highly effective in matching communication system capabilities with Internet usage patterns.

    In-Stat estimates that worldwide digital subscriber line subscribers will increase from 4.5 million in 2000 to 23.3 million in 2004. Digital subscriber line chipset shipments exceeded 10 million ports in 1999, and more than quadrupled in 2000. In-Stat further projects that the digital subscriber line integrated circuit port market will grow an average of 84% per year through 2004, at which time it will surpass 90 million ports. Growth in worldwide ADSL deployment is due to a number of factors. For example, in South Korea, ADSL deployment has grown in part as a result of a government initiative to rapidly expand affordable broadband access to homes and businesses. In the United States and other countries, the overall increase in demand for bandwidth-intensive Internet applications as well as the intense competition among service providers to offer differentiated broadband services in an affordable manner has led to growth in ADSL deployment.

    Because the deployment of ADSL service has occurred only recently, ADSL does suffer from the following limitations:

    - ADSL service is not available in all locations due to the lack or insufficiency of equipment in the customer's local central office, or the distance from the local central office to the customer's location;

    - some equipment providers' products are not compatible;

    - not all telephone lines within ADSL service areas are yet qualified to support ADSL;

    - shortage of telecommunications service provider installers can cause delays in meeting subscriber demand for new service; and

    - limitations in the capacity of the telecommunications infrastructure can sometimes prevent ADSL connections from transmitting data at committed rates, if at all.

    REQUIREMENTS OF ADSL EQUIPMENT

    ADSL equipment is located at both ends of the copper telephone line and consists of central office ADSL equipment and modems, gateways and routers at the customer premises. Gateways translate the ADSL data into different communications protocols and provide a connection between computers on a network and the wide area network. Routers direct data within the network. ADSL equipment manufacturers require components such as integrated circuits and software that comply with industry standards and are compatible with other vendors' equipment. Beyond these fundamental requirements, these manufacturers seek to differentiate themselves from competitors by incorporating integrated circuit and software solutions that are:

    - expandable and flexible;

    - cost-effective;

    - reliable and high-performance; and

    - easy to install and use.

    While communications equipment manufacturers can combine integrated circuit and software products from multiple sources, we believe that they generally prefer system-level solutions that are easy to integrate and require minimal testing and qualification. A system-level solution can streamline the component and software selection process, reduce development time, assist in production testing and facilitate end-user installation. We believe that system-level solutions are becoming increasingly important to ADSL equipment manufacturers as product life cycles shorten, standards evolve, competition increases and the demand for broadband access grows.*

THE ITEX SOLUTION

    We offer two families of ADSL customer premises and central office equipment products: Apollo integrated circuits with software, and Scalable ADSL Modem, or SAM, integrated circuits with software. Our software includes programs that enable the basic function of our integrated circuits and production designs, and that provide access to the Internet, permitting equipment utilizing our solutions to communicate with telecommunication service providers' central office equipment.

    Our production designs and ADSL development and test tool facilitate our customers' rapid product development. We believe our intellectual property portfolio and system software and integrated circuit expertise have enabled us to develop a compelling product roadmap of ADSL broadband access solutions for residential and business markets. Key benefits of our solution include:

    STANDARDS COMPLIANCE AND COMPATIBILITY. Our integrated circuit and software solutions are compliant with international standards. In addition, our production designs are compatible with the equipment of all the major manufacturers including Alcatel Bell N.V., Cisco Systems, Inc., Lucent Technologies, Inc. and Nokia Corp.

    EXPANDABLE AND FLEXIBLE. Our SAM integrated circuit and software solution provides expandability and flexibility to the ADSL equipment market. Our SAM products incorporate software programmable integrated circuits, allowing rapid development of new products and functionality by equipment manufacturers based upon software upgrades. We believe our SAM products could offer equipment manufacturers the flexibility necessary to migrate to other broadband digital subscriber line access equipment markets, such as very high bit rate digital subscriber line, or VSDL, as demands or industry standards evolve.*

    ENABLE RAPID TIME-TO-MARKET. Our customers sell their equipment to service providers doing business in a highly competitive industry, with rapid product innovation and short product life cycles. Because our production designs are standards-compliant and compatible with a broad variety of ADSL equipment, equipment providers can integrate our products into their systems rapidly. In addition, our system-level solution reduces the equipment manufacturers' need to select and integrate products from multiple vendors.

    HIGH PERFORMANCE AND RELIABILITY. Service providers require equipment that is connected to their network to enable them to provide high-performance, stable and reliable service. Our high-performance production designs have been demonstrated to allow increased data rates over long distances and maintain reliable connections even under conditions of relatively high copper telephone line interference.

    EASE OF INSTALLATION, USE AND UPGRADE. Service providers prefer equipment that is easy to install and use and that supports easy upgrades of service that will encourage rapid adoption of new services as they become available. Our Apollo and SAM solutions are designed to facilitate easy installation, operation and upgrading of ADSL customer premises equipment.

THE ITEX STRATEGY

    Our objective is to be a leading provider of integrated circuit and software solutions for equipment manufacturers addressing the digital subscriber line broadband access market. Key elements of our strategy for achieving this objective include:

    LEVERAGE OUR TECHNOLOGY STRENGTHS. We have invested significant resources to develop our technology strengths in integrated circuit design, system design, digital signal processing algorithms and software. We license additional technology from Alcatel and continue to develop functionality and software support for use by ADSL equipment manufacturers. In addition, we license a microprocessor core from ARM Limited to enhance the capabilities of our Apollo Product Line. We are also devoting substantial resources toward the enhancement of our proprietary SAM technology. To further improve performance and add additional product capabilities to SAM, we have licensed embedded processor cores from MIPS Technologies to be incorporated into the SAM technology. This technology, which was originally designed for the personal computer market, is now being adapted for advanced multi-port central office, multi-tenant unit, multi-dwelling unit and digital loop carrier applications. We have contracted with a subsidiary of Fujitsu to co-develop an Application Specific Integrated Circuit, or ASIC. This product will enhance our penetration into these new markets.*

    ENABLE THE RAPID ADOPTION OF ADSL TECHNOLOGY. We believe that ease of use, compatibility and reduced cost of ownership to service providers and subscribers will be critical to the continued adoption of ADSL.* We intend to continue developing production designs that enable communications equipment manufacturers to reduce the time-to-market of their products.* We believe that providing production designs to these manufacturers will enable their service provider customers to deploy ADSL services rapidly.*

    STRENGTHEN AND EXPAND OUR RELATIONSHIPS WITH KEY CUSTOMERS AND
SUPPLIERS. We have established customer and supplier relationships with a number of market and technology leaders within the broadband access market. We believe that close relationships with our customers enable us to align our product development with the requirements of equipment manufacturers.* For example, we have entered into technology license and supply agreements with Alcatel Bell N.V. and are jointly developing and marketing customer premises equipment with NEC Corporation. In addition, we believe that maintaining close relationships with service providers is critical to the future acceptance of our technology.* We also believe that supplier relationships are critical to the long-term success of companies in our industry.* Accordingly, we have executed a term sheet regarding cooperation on technology enhancements with United Microelectronics Corporation. We have also executed a term sheet with United Microelectronics Corporation stating that it guarantees us minimum production capacity through 2003 provided that we use United Microelectronics Corporation to manufacture substantially all of our integrated circuits. We intend to strengthen our existing relationships over time and establish new relationships with equipment manufacturers, service providers and manufacturing partners.*

    FURTHER PENETRATE WORLDWIDE MARKETS FOR OUR PRODUCTS. We currently offer our products to communications equipment manufacturers that serve a number of key geographic markets, including countries that are early ADSL market adopters such as South Korea, Singapore and Taiwan. We have also begun to develop relationships with leading communications equipment manufacturers in other regions including other countries in Asia, North America and Europe. We intend to continue to devote substantial resources toward penetrating each of these markets and developing relationships with the leading ADSL equipment manufacturers in each market.*

    TARGET OTHER HIGH-GROWTH BROADBAND ACCESS MARKET OPPORTUNITIES. We intend to focus on high-growth broadband access markets that will enable us to leverage our current technological strengths.* For example, we are developing technologies to address the future needs of central office equipment, small office and home office networks and other variants of digital subscriber line technology. We have licensed a real-time operating system and several communications software packages from Wind River Systems to help us expand into these new markets.* We will continue to monitor trends in the broadband access markets and devote resources toward product development in segments that we believe will experience rapid growth.*

    BUILD UPON OUR CORE STRENGTHS THROUGH STRATEGIC INVESTMENTS. We intend to enhance our technological capabilities and capacity for growth by pursuing investment opportunities.* This strategy will augment our existing products with complementary technologies and enhance the breadth and depth of our engineering talent.* These investments would also help us to access key customers and market segments that we do not currently address with our existing solutions.

PRODUCTS

    We deliver integrated circuit and software products that enable rapid deployment of ADSL equipment. Our production designs are compatible with equipment offered by our customers and other vendors. Our integrated circuit and software products enable transmission speeds of up to 8 Mbps downstream and up to 1 Mbps upstream. Our products are comprised of highly integrated circuits; software for most variants of the Microsoft Windows and Linux operating systems and wide area network protocol support; production designs; and ADSL test equipment and software. Our production designs are complete sets of instructions describing how to build an ADSL modem with our integrated circuits and software.

    We offer two families of customer premises and central office equipment products: Apollo integrated circuits with software, and SAM integrated circuits with software. Each of our products consists of a set of multiple integrated circuits. The first integrated circuit, used in both of our product families, receives and transmits ADSL signals across copper telephone lines. Our second integrated circuit, used only in the Apollo product family, relies upon embedded digital signal processing to process the digitized ADSL signal. In contrast, our SAM family uses an optimized application specific integrated circuit and software-based algorithms to process the digitized ADSL signal.

    APOLLO FAMILY

    Our Apollo family includes four integrated circuit chipset and software products, Apollo One, Apollo Two, Apollo Three and Apollo Five, and we are currently developing three additional Apollo products. The Apollo family products are compliant with all current ADSL standards and are compatible with all major equipment vendor products. We promote market acceptance of our Apollo products in customer premises equipment with our production designs.

                                 APOLLO FAMILY

PRODUCTS                                APPLICATIONS                    INTRODUCTION DATE
- --------                                ------------                    -----------------
CURRENT

Apollo One              - Central office ADSL access equipment           3rd quarter 1999
                        - External modems
                        - Gateways
                        - Routers

Apollo Two              - Communications hardware for personal           3rd quarter 1999
                          computers

Apollo Three            - Communications hardware for personal           4th quarter 2000
                          computers

Apollo Five             - Central office ADSL access equipment           2nd quarter 2000
                        - External modems
                        - Gateways
                        - Routers

FUTURE

Apollo Four             - Communications hardware for personal          2nd quarter 2001+
                          computers

ADSL Netchip            - External modems                               2nd quarter 2001+

Apollo Six              - External modems                               2nd quarter 2001+
                        - Gateways
                        - Routers

- ------------------------

+   Anticipated introduction date.*

    APOLLO ONE AND FIVE. The Apollo One and Five are our integrated circuit and software products for central office ADSL equipment and stand-alone customer premises equipment markets. Stand-alone customer premises equipment includes external modems, gateways and routers. Apollo One and Five incorporate two integrated circuits. The first integrated circuit receives and transmits ADSL signals with a demonstrated copper telephone line reach of up to 20,000 feet. The integrated circuit that receives and transmits ADSL signals also provides the ability to extract the ADSL signal under poor telephone line conditions and consolidates several functional blocks commonly found in discrete components in other ADSL designs. The second integrated circuit of our Apollo One and Five incorporates digital signal processing and other functions. Because this digital processing occurs in a single integrated circuit, our Apollo One and Five products require minimal processing from the host equipment's microprocessor. We supply a software application programming interface to more easily allow the customer to write additional differentiated software to run on top of that provided with the Apollo product. In addition, we have jointly developed production designs with NEC Corporation and Virata Corporation to promote the deployment of the Apollo One and Five into external modem, gateway and router markets.

    APOLLO TWO AND THREE. Apollo Two and Three are our integrated circuit and software products for the personal computer communications hardware market. We offer production designs and complete software running under most Microsoft Windows operating systems. We also supply software interfaces that manage Microsoft Windows support for wide area network access. We recently added support for the Linux Operating System.

    FUTURE APOLLO PRODUCTS. We intend to introduce Apollo products with lower costs, higher integration and expanded capabilities.* The Apollo Four is based on the Apollo Three and will be introduced in the second quarter of 2001.* The Apollo Four will feature a more highly integrated circuit that receives and transmits ADSL signals over copper telephone lines.* In the second quarter of 2001, we also expect to introduce the ADSL Netchip, which will feature an integrated circuit that incorporates a microprocessor and data interfaces for local area networks and personal computers.* Our ADSL Netchip will be targeted at the market for ADSL external modems at the customer's premises.* The Apollo Six is based on our Apollo Five and features a more highly integrated circuit design primarily for external modems, gateways and routers.

    SAM FAMILY

    Our SAM product family includes two integrated circuit and software products, SAM One and SAM Three, which were developed for the personal computer Original Equipment Manufacturer and integrated access device markets. We are currently developing two additional SAM products. SAM is our proprietary ADSL product that consists of an optimized partitioning of integrated circuitry and software-based digital signal processing, offering upgradeable, flexible, low-cost and low power consuming integrated circuit and software products. Our SAM family products are compliant with all current ADSL standards and are compatible with major equipment vendor products.

                                   SAM FAMILY

PRODUCTS                                APPLICATIONS                    INTRODUCTION DATE
- --------                                ------------                    -----------------
CURRENT

SAM One                 - Communications hardware for personal           4th quarter 1999
                          computers
                        - Motherboards for personal computers
                        - Integrated access devices
SAM Three               - Communications hardware for personal           4th quarter 2000
                          computers
                        - Motherboards for personal computers
                        - Integrated access devices
                        - PCMCIA cards for notebook computers
FUTURE

SAM Two                 - Central office ADSL access equipment          3rd quarter 2001+
                        - Multi-dwelling unit ADSL access equipment
                        - Multi-tenant unit ADSL access equipment
                        - Digital loop carrier equipment
                        - High-end multi-port routers and bridged
                          external modems
SAM Four                - Communications hardware for personal          2nd quarter 2001+
                          computers
                        - Motherboards for personal computers
                        - Integrated access devices
                        - PCMCIA cards for notebook computers

- ------------------------

+   Anticipated introduction date.*

    SAM ONE AND SAM THREE. SAM One and SAM Three use the personal computer host microprocessor and memory to manage the digital signal processing of the incoming and outgoing ADSL signals rather than incorporating a digital signal processor within our integrated circuit. SAM One and SAM Three are fully-programmable solutions and are targeted primarily at the personal computer Original Equipment Manufacturer and integrated access device markets. In November 2000, we introduced SAM Three, which we had previously referred to as Universal SAM One. It consists of a software upgrade for the SAM One and is compatible with international ISDN transmission equipment and protocols. SAM Three will permit operation in geographical regions running ISDN concurrently with ADSL by providing a solution that overcomes cross talk between ISDN and ADSL lines that occupy the same loop bundles.

    SAM One and SAM Three consist of two integrated circuits. The first integrated circuit incorporates programmable features allowing it to receive and transmit ADSL signals with a demonstrated copper telephone line reach from the central office to the customer's premises of up to 20,000 feet. In addition, SAM One and SAM Three provide the ability to extract the ADSL signal under poor line conditions. The second integrated circuit is a low-cost design capable of handling most of the computationally intensive ADSL functions while reducing integrated circuit size and power dissipation. SAM software running on the personal computer host microprocessor includes digital signal processing algorithms necessary to process the ADSL signal. We offer a production design incorporating this product that is a robust, field-proven and cost-effective solution to the end user.

    Our SAM One and SAM Three products include a broad set of software support for Microsoft Windows 98, 98se, me, NT4.0 and 2000. This support handles the interface from Microsoft Windows to personal computer communications hardware or motherboards equipped with our SAM One or SAM

Three. Additional software manages the Windows support for wide area network access. Our SAM One and SAM Three host-based software products allow flexible programming and updates through remote site software download.

    FUTURE SAM PRODUCTS. In the second quarter of 2001, we expect to introduce the SAM Four, which is based on our SAM Three and offers lower power consumption to enhance support for PCMCIA and notebook applications.* In the future, we also intend to offer new generations of SAM products that incorporate our proprietary technology for new market segments.* In the third quarter of 2001, we plan to introduce SAM Two, the next generation of our proprietary SAM-based products.* SAM Two will feature multi-port capability targeting the central office, multi-tenant unit, multi-dwelling unit, and digital loop carrier ADSL equipment markets.* In addition, SAM Two will support stand-alone high-end routers and gateways.* Our SAM Two digital integrated circuit is based on our field-proven SAM One and SAM Three architecture, which minimizes integrated circuit size and power consumption, incorporates our proprietary signal processing algorithms and includes an embedded high-performance microprocessor.* The SAM Two architecture offers high port density, high upgradability and flexibility, and low power utilization.* It will also support voice over ADSL.*

    PRODUCTION DESIGNS, DEVELOPMENT TOOL AND SOFTWARE. We currently provide production designs to our customers to facilitate the development of their customer premises equipment. In the future, we intend to provide production designs that facilitate the development of central office equipment using our products.* These production designs provide complete solutions that include detailed printed circuit board layout, component selection and testing procedures, production software and wide area network access software, easy installation of software and user guides. These production designs enable our customers to quickly market a complete ADSL modem with demonstrated compatibility, low-cost design, high performance and compatibility with the major Windows operating systems. We also provide software interfaces that enable the customer to customize their product by adding additional system-level functionality.

    Our development tool enables our customers to achieve faster time-to-market through laboratory evaluation and initial production testing of their designs as well as the ability to conduct system diagnostics and performance reporting capabilities. The development tool simulates a real-world ADSL environment including the central office ADSL equipment. Our development tool includes a complete central office ADSL transmission unit, test set-up and all of the necessary software and diagnostic tools for our customers to diagnose and test products developed with our integrated circuits.

TECHNOLOGY

    We believe that we have a competitive advantage in several key technology areas: expandable modem products; software; communication and digital signal processing algorithms; integrated circuit design for electronic signals in multiple formats; analog and hardware system design capability; and wide area network and local area network knowledge. Together, these capabilities have helped enable us to provide system-level products to our customers that are fully compliant with international communications standards and are compatible with a broad range of ADSL equipment, and which allow our customers to introduce their products to the market quickly.

    EXPANDABLE MODEM PRODUCTS. Our broad knowledge of application specific integrated circuit design, computer design and computer operating systems enables us to build expandable ADSL products. For example, our proprietary SAM products consist of an optimized balance of hardware and software functions, offering upgradeable and flexible, low-cost, low power consuming integrated circuit and software products. Our SAM One and SAM Three products were primarily developed for the personal computer Original Equipment Manufacturer and integrated access device markets, and they use the host microprocessor and shared system memory for flexibility, low-cost, and high-performance. In addition, our SAM One and SAM Three provide the ability to efficiently utilize available host processing power, allowing efficient balance between ADSL transmission data rates and host processor utilization. We expect SAM Two to build on the expandability of our SAM products by sharing a processor core among several ports to conduct the ADSL digital signal processing.* The resulting designs will offer highly flexible and efficient integrated circuit and software products.*

    SOFTWARE. Our software engineers have expertise in developing code that addresses the needs of communications equipment manufacturers and service providers. Our knowledge of network operation and architectures allows us to develop software that makes our products compatible with other communications equipment. In addition, our understanding of various operating systems and personal computer environments allows us to create software that provides for simple installation and robust operation. Many of our software engineers have extensive personal computer operating system expertise. This expertise allows us to provide software that is compatible with various personal computer platforms and enables the development of customized software interfaces for our customers.

    COMMUNICATION AND DIGITAL SIGNAL PROCESSING ALGORITHMS. Our signal processing engineers have substantial experience in the process of transmitting and receiving signals across different physical transport media. Our engineers also have significant experience developing digital signal processing algorithms. This expertise has allowed our engineers to design highly efficient algorithms that enable us to produce high performance, programmable products operating with low power consumption.

    MIXED ANALOG AND DIGITAL INTEGRATED CIRCUIT DESIGN. A mixed analog and digital integrated circuit is an integrated circuit that uses analog and digital signals. Our mixed analog and digital designers have substantial experience in the telecommunications and data communications industry and analog-to-digital and digital-to-analog signal conversion techniques. This experience has enabled us to develop highly integrated mixed analog and digital integrated circuits. Our mixed analog and digital integrated circuits replace multiple discrete components used in many competing digital subscriber line solutions. Our digital integrated circuit designers have many years of experience in the areas of high complexity and high-speed digital integrated circuit development and integration. All of our integrated circuits are designed and manufactured using the latest development tools and silicon manufacturing technologies.

    ANALOG AND HARDWARE SYSTEM DESIGN CAPABILITY. Our analog and digital system-level engineers have extensive experience in the development of telecommunications systems. In addition, our engineers have experience in the Underwriters Laboratories, Inc. and Federal Communications Commission system qualification certification processes. We are familiar with the implications of the interference present in personal computer environments that can impact the performance of ADSL. Our personal computer communications hardware receives and transmits ADSL signals with a demonstrated copper telephone line reach from the central office to the subscriber of up to 20,000 feet.

    We combine our analog and hardware system expertise with our experience in integrated circuit, digital signal processing algorithms and software to develop products that allow us to offer robust and manufacturable solutions for our customers. This facilitates rapid time-to-market, superior performance and low system cost.

    WIDE AREA NETWORK AND LOCAL AREA NETWORK KNOWLEDGE. Our engineers have broad knowledge of both wide area network and local area network environments. Our engineers are familiar with the evolving requirements for the deployment of digital subscriber line solutions and also have extensive experience in network management software. This experience allows us to efficiently integrate the software and hardware components to create our products.

CUSTOMERS

    The following customers each purchased over $200,000 of product in the fiscal year ended December 31, 2000:

                                   CUSTOMERS

ACN Technologies Inc.                          GVC Corp.
Alcatel Bell N.V.                              Hyundai Teletek Co., Ltd.
Alcatel Singapore Pte Ltd.                     ILSSAN ELECOM CORP
Alcatel USA Sourcing L.P.                      Interlink Systems Co., Ltd.
Archtek Telecom Corp.                          Intz.com Co., Ltd.
Armitel Co., Ltd.                              KIRA Information
Askey Computer Corp.                           MaxTek Technology Co., Ltd.
AVNET ACQUISITION SERVICES                     Powernet Technologies Corp.
Aztech Systems (H.K.) Ltd.                     Princeton Technology C&C Corp.
Bo Sung Hi-Net Ltd.                            Promate Electronic Co., Ltd.
CIS Technology Inc.                            Samsung Electro-Mechanics (HK)
Creative Technology                            Score Zap Ind. Co., Ltd.
Daeyu Co., Ltd.                                Tomis Information & Telecom Co.
D-Link Corporation                             Turbocomm Tech Inc.
DTS Infocom Co., Ltd.                          Turbotek Co., Ltd.
Garnet Systems Co., Ltd.                       Victron, Inc.

    For the fiscal year ended December 31, 2000, sales to Victron, Inc. and Interlink System Co., Ltd. accounted for 11.6% and 11.1% of our revenue. We have an agreement with Alcatel Bell N.V. to supply Alcatel Bell N.V. with fully assembled network interface cards. We do not have long-term agreements with any other customers relating to the sale of our products and generally sell our products on an order-by-order basis.

    As of December 31, 2000, including the customers listed above, we had achieved a cumulative total of 68 design wins. We recognize a design win after a company has purchased $15,000 of our Apollo or SAM products.

SALES AND MARKETING

    We sell our products through our direct sales, independent sales representatives and distributors, primarily in Asia and North America. The majority of our sales and marketing effort has been concentrated in Asia, especially in South Korea. We offer customer support through internal and field application engineering personnel and multiple direct and independent sales representatives worldwide. Our sales and marketing plan is to expand our customer base in both the customer premises and central office equipment markets on a worldwide basis.* We also intend to diversify our customer base both geographically and by product.* We intend to expand our product offering and continue to develop close relationships with ADSL market leaders to maintain and grow our market presence.*

    We promote our business through extensive participation in industry forums and standards bodies, such as the DSL Forum, ANSI T1E1.4 and ITU-T; industry tradeshows; seminars and conferences. In addition, we test our products for interoperability at the University of New Hampshire's independent interoperability laboratory. Our ftp site and web site provide product information and services including software downloads, white papers, design guides and installation guides. In addition, we conduct global press tours with market analysts and magazine editors.

RESEARCH AND DEVELOPMENT

    We believe that the development of products with high levels of integration, functionality and performance is essential to our growth.* As of December 31, 2000, our engineers and scientists have collectively co-authored 42 ITeX patent applications with 12 patents granted, and hold 88 advanced degrees, including 16 Ph.D. degrees. During the fiscal year ended December 31, 2000, we increased our R&D headcount by net 28 engineers and scientists. We plan to increase research and development headcount in 2001 by net 30 or more.* Research and development expenses for 1998, 1999 and 2000 were approximately $6.3 million, $8.6 million and $22.0 million.

OPERATIONS AND MANUFACTURING

    We outsource all of our integrated circuit fabrication, packaging and testing, which allows us to concentrate on product design, marketing and sales, and support. By outsourcing manufacturing operations, we avoid the significant capital expenditures associated with integrated circuit process development, integrated circuit fabrication facilities and packaging and test equipment.

    United Microelectronics Corporation fabricates all of our integrated circuits. United Microelectronics Corporation has multiple manufacturing facilities, all but one of which are located in Taiwan. Currently, we utilize two of United Microelectronics Corporation's 10 fabrication facilities, each of which is capable of manufacturing integrated circuits with line widths to 0.13 microns and is currently qualified to 0.15 microns. Although we have developed a contingency plan with United Microelectronics Corporation to provide for the manufacture of our products in the event of a disruption in the operations of one or more of its fabrication facilities, United Microelectronics Corporation is under no obligation to provide additional support. If needed, we could shift our production to these other facilities following qualification of these new facilities.* We have executed a term sheet with United Microelectronics Corporation that states that it guarantees us minimum production capacity through 2003 provided that we use United Microelectronics Corporation to manufacture substantially all of our integrated circuits during that period. Finished integrated circuits are transferred directly to packaging and testing facilities.

    We outsource our integrated circuit packaging to Advanced Semiconductor Engineering, Inc., and Siliconware Precision Industries Co., Ltd., both of which are located in Taiwan. Testing is outsourced to three companies in Taiwan: ASE Test, Siliconware Corporation and World-Wide Test Technology, Inc. The majority of our testing requirements can be handled by all three of those facilities.

    We have employees responsible for test and product engineering located in both the U.S. and Taiwan. In addition, we have a production control group that interfaces with our outside vendors and monitors yields, placing production orders and controlling inventory.

INTELLECTUAL PROPERTY

    We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property laws, nondisclosure agreements and other measures to protect our proprietary rights. As of March 31, 2001, we owned 12 U.S.-issued patents and have 22 additional patent applications pending in the U.S. We have also applied for 8 patents in Japan and Europe. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect them. We have registered the trademarks ITeX and SAM. All other trademarks or service marks appearing in this prospectus are trademarks or service marks of the respective companies that use them.

    In April 1998, we entered into an agreement with Alcatel Bell N.V. to license some of Alcatel's ADSL technology. Our Apollo and SAM families of products incorporate this technology. This agreement expires in April 2008.

    In August 1999, we entered into an agreement with United Microelectronics Corporation through which we were extended certain licenses granted by Texas Instruments to United Microelectronics Corporation in exchange for royalties, patent cross licenses and other obligations. This agreement grants us access to certain technology on favorable terms. If United Microelectronics Corporation ceases to be our largest stockholder, we would lose rights under this agreement and consequently we would lose a competitive advantage in the manufacture of our products. If we lose these rights, we cannot assure you that we could secure such licenses on reasonable terms, if at all.

    From time to time, we may desire or be required to renew or to obtain licenses from others in order to further develop and market commercially viable products. These licenses may not be available on reasonable terms, or at all.

    Our pending patents may never be issued, and even if they are, these patents, our existing patents and the patents we license may not provide sufficiently broad protection to protect our proprietary rights, or they may prove to be unenforceable. There can be no assurance that any patents issued or licensed by us will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide us with a competitive advantage. In addition, our other intellectual property protection measures may not be sufficient to prevent misappropriation of our technology.

    The laws of many foreign countries do not protect our intellectual property to the same extent as the laws of the United States, and many U.S. companies have encountered substantial enforcement problems in protecting their proprietary rights against infringement in such countries, some of which are countries in which we have sold and continue to sell products. If we fail to protect our intellectual property, it would be easier for our competitors to sell competing products.

COMPETITION

    We compete with suppliers of integrated circuits to the ADSL market. We believe that the key competitive factors in this market are: product capabilities, level of integration, performance and reliability, power consumption, price, time-to-market, system cost, interoperability, customer support, reputation and upgradeability. We believe we compete favorably with respect to each of these factors.

    We compete with a number of major domestic and international suppliers of semiconductors for both digital subscriber line central office and customer premises equipment. Our principal competitors include Alcatel Microelectronics, Analog Devices, Inc., Centillium Communications, Inc., Conexant Systems, Inc., GlobeSpan, Inc., Lucent Technologies Inc., STMicroelectronics N.V. and Texas Instruments Incorporated.

    Many of our competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources. As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products. Current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, our competitors may in the future develop technologies that more effectively address the transmission of digital information through existing analog infrastructures at lower cost.

    Other technologies compete with ADSL to provide broadband last mile access. These technologies include ISDN, cable modem, broadband wireless, satellite communication and high capacity T1/E1 lines. We believe that each of these technologies has limitations and that ADSL competes favorably with each of them. For example, ISDN offers a maximum transmission speed of 128 Kbps, is subject to a per use charge and cannot support simultaneous analog voice and data traffic over a copper telephone line. Cable modems suffer from limited geographical availability and use a shared environment that is subject to reduced bandwidth per user as the number of users increases. Broadband wireless is expensive to deploy and limited by geography and distance. Satellite communication is also expensive to deploy and maintain and requires an additional telephone line to support two-way communication. Finally, the expense of T1/E1 lines has restricted their deployment primarily to large businesses and organizations. No assurances can be given that ADSL will gain or maintain its share of the broadband last mile access market against these other access technologies.

    In addition, ADSL competes with several other digital subscriber line technologies, including high bit rate digital subscriber line, integrated digital subscriber line, symmetric digital subscriber line and very high bit rate digital subscriber line. While some of these technologies offer greater data transmission rates than ADSL, each suffers from limitations. For example, high bit rate digital subscriber line technology is expensive to deploy and does not support analog voice traffic. Integrated digital subscriber line technology provides transmission speeds of only 144 Kbps and does not support voice traffic. While symmetric digital subscriber line technology supports a maximum data transmission rate of 768 Kbps upstream and downstream, it cannot simultaneously carry analog voice and data traffic over a single copper telephone line. Very high bit rate digital subscriber line technology can deliver data at a maximum transmission rate of 52 Mbps but is limited to a maximum effective distance of 4,500 feet. Although we believe that the current limitations on these other digital subscriber line technologies make them less suitable for the broadband last mile access market, technological advances or new customer requirements may make these other technologies more suitable for the broadband last mile access market than ADSL.

EMPLOYEES

    As of December 31, 2000, we had a total of 156 employees, of whom 106 are engineers. None of our employees is represented by a labor union. There have been no work stoppages and we believe that our relationships with our employees are good.

    Our future performance depends on continued good relations with a substantial percentage of our employees.

    Our future growth and success will depend in part on our ability to attract highly qualified new employees and to maintain low turnover rates.* Competition for qualified personnel is intense. During the fiscal year ended December 31, 2000, we attracted 60 new employees. In 2001, we plan to continue to expand our research and development and engineering staff by net 30 or more, particularly in our Hsin-Chu, Taiwan operation, where we believe that we can hire needed engineers more easily and more economically than in San Jose, California.*

RISK FACTORS

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

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

    We incurred net losses of $20.1 million during the fiscal year ended December 31, 2000. As of December 31, 2000, we had an accumulated deficit of $48.6 million. We anticipate that we will incur net losses for the foreseeable future, and these losses may be substantial. We may not be able to generate sufficient revenue to achieve or maintain profitability.

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

    The market for ADSL integrated circuit and software products is highly competitive. Given our limited operating history in developing products for this market, we may not have the financial resources, technical expertise or marketing and support capabilities to compete successfully. Our principal competitors include Alcatel Microelectronics, Analog Devices, Inc., Centillium Communications, Inc., Conexant Systems, Inc., GlobeSpan, Inc., STMicroelectronics N.V. and Texas Instruments Incorporated. These competitors have longer operating histories and presence in key markets, greater name recognition, larger installed customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we have. They may be able to introduce new technologies more rapidly, respond more quickly to changing customer requirements or devote greater resources to the development, promotion and sale of their products than we can. Further, some of these competitors have captive manufacturing operations, and in the event of a manufacturing capacity shortage, these competitors may be able to obtain products when we are unable to do so. In addition, we anticipate that new competitors will enter this market as ADSL becomes more widely deployed.

IF WE FAIL TO ENHANCE OUR EXISTING PRODUCTS OR TO DEVELOP AND INTRODUCE NEW PRODUCTS THAT MEET CHANGING CUSTOMER REQUIREMENTS AND KEEP PACE WITH TECHNOLOGICAL DEVELOPMENTS, WE WILL NOT SELL OUR PRODUCTS AND OUR REVENUES WILL FLUCTUATE OR DECREASE.

    The market for broadband access products is characterized by rapidly changing customer requirements and short product life cycles. Accordingly, our future success will depend in large part upon our ability to:

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

UNCERTAINTIES IN THE TIMING OF PRODUCT TRANSITIONS MAY ADVERSELY IMPACT OUR BUSINESS.

    In bringing new products to market, we must manage a number of product transitions, including the current transition from the Apollo 2 to the Apollo 3 chipset. As these product transitions occur, we see declining demand and prices for older products. Our ability to manage these transitions is affected by uncertainties which may result in excess inventories of older products, accelerated price erosion, or shortages of new products. If we fail to successfully predict the direction and timing of product transitions, our business could be harmed.

IF WE CONTINUE TO RAPIDLY EXPAND OUR OPERATIONS AND IF WE FAIL TO MANAGE GROWTH EFFECTIVELY, OUR BUSINESS COULD BE HARMED.

    We have rapidly expanded our operations, including the number of our employees and the geographical scope of our activities. We expect that significant further expansion will be required to address potential growth in our customer base and market opportunities. If we are unable to manage growth effectively, we may not be able to take advantage of market opportunities, develop or enhance our products or our technical capabilities, execute our business plan or otherwise respond to competitive pressures or unanticipated requirements. To effectively manage the anticipated growth of our operations, we believe we must both enhance our internal operational, financial and management information controls, reporting systems and procedures and also effectively manage multiple relationships with our customers, suppliers and other third parties.

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

    For the fiscal year ended December 31, 1999 and for the fiscal year ended December 31, 2000, 80.8% and 78.7% of our revenue was derived from sales of our Apollo Two products. We expect that our Apollo products will continue to represent a significant portion of our revenue in the foreseeable future. Therefore, we may not be able to generate sufficient revenue if these products fail to achieve broader market acceptance.

BECAUSE OUR PRODUCTS ARE USED AS COMPONENTS OF OUR CUSTOMERS' PRODUCTS, IF COMMUNICATIONS EQUIPMENT MANUFACTURERS ARE NOT ABLE TO OBTAIN THE OTHER COMPONENTS USED IN THEIR PRODUCTS, SALES OF OUR PRODUCTS WOULD BE HARMED.

    Our customers incorporate our products into their equipment together with products from other suppliers. For example, our Apollo production designs require electronic components and integrated circuits manufactured by other companies. Some of these components may be sole-sourced or in limited supply. Although alternative suppliers may be available, some of their components have different attributes and may require a modification to our customers' equipment. Therefore, if our customers are unable to obtain the other required components for their equipment, they could cancel orders or delay purchases of our products.

IF UNITED MICROELECTRONICS CORPORATION DOES NOT HAVE SUFFICIENT CAPACITY TO SATISFY OUR INTEGRATED CIRCUIT REQUIREMENTS, WE COULD EXPERIENCE SUBSTANTIAL DELAY OR INTERRUPTION IN THE SHIPMENT OF OUR INTEGRATED CIRCUITS OR AN INCREASE IN COSTS, WHICH WOULD NEGATIVELY AFFECT OUR OPERATING RESULTS.

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

BUSINESS INTERRUPTIONS COULD ADVERSELY AFFECT OUR BUSINESS

    Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan and do not have backup generators. Our facility in California is currently subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt the operations of our California-based operations, including design, research and development, sales, manufacturing control, logistics, and general and administrative functions. Any such disruption could delay us from executing on our business plan, which could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business.

WE DERIVE A SUBSTANTIAL AMOUNT OF OUR REVENUE FROM INTERNATIONAL SOURCES, AND OUR FAILURE TO ADDRESS THE DIFFICULTIES ASSOCIATED WITH SELLING OUR PRODUCTS OUTSIDE THE UNITED STATES WOULD CAUSE OUR SALES TO DECLINE.

    If we are unable to address difficulties associated with selling our products outside the United States, such as unexpected changes in regulatory requirements, longer payment cycles and problems in collecting accounts receivable and reduced protection for intellectual property rights in foreign jurisdictions, our sales would decline and our business would be harmed. Many of these difficulties are outside of our control. A substantial portion of our revenue is derived from customers located outside the United States. For the fiscal year ended December 31, 1999, sales to customers in Asia accounted for 50.2% of our revenue, of which our sales to customers in South Korea constituted 12.2% of this revenue. For the fiscal year ended December 31, 2000, sales to customers in Asia accounted for 75.1% of our revenue, of which sales to customers in South Korea constituted 59.5% of this revenue. We anticipate that a substantial portion of our revenue will continue to be derived from Asia, especially South Korea, for the foreseeable future. We do not have any long-term commitments from our Asian customers and demand for our products in Asia may not continue to grow. In addition, use of ADSL technology in South Korea, and thus the demand for our products in South Korea, is related in part to a government-sponsored initiative encouraging deployment of ADSL. If alternative superior technologies are developed, support for the initiative may be withdrawn, or demand from our customers in South Korea may decrease, and our business would be harmed.

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

    Even if we complete development of our new Apollo and SAM products on a timely basis, these products may not achieve market acceptance and generate significant revenue. If our future products do not achieve broad market acceptance, revenue from our existing products could be inadequate to cover our expenses and our operating results and reputation could be damaged.

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

    Our sales growth will depend in part on the development of retail and personal computer Original Equipment Manufacturer sales channels. Today, most telecommunication service providers primarily support ADSL modems that they provide directly to their subscribers. We believe that telecommunication service providers will eventually support a more significant number of ADSL modems purchased as a part of a personal computer, an integrated access device, a router or gateway product, or separately by subscribers.* Any significant delay in development of these new channels could limit sales of our products.

IF WE LOSE RIGHTS UNDER OUR AGREEMENT WITH UNITED MICROELECTRONICS CORPORATION, UNDER WHICH WE WERE EXTENDED CERTAIN LICENSES GRANTED BY THIRD PARTIES TO UNITED MICROELECTRONICS CORPORATION, WE WOULD LOSE A COMPETITIVE ADVANTAGE AND OUR BUSINESS WOULD BE HARMED.

    In August 1999, we entered into an agreement with United Microelectronics Corporation under which we were extended certain licenses granted by Texas Instruments Incorporated to United Microelectronics Corporation in exchange for royalties, patent cross licenses and other obligations. This agreement grants us access to certain technology on favorable terms. If United Microelectronics

Corporation ceases to be our largest stockholder, we would lose rights under this agreement and consequently we would lose a competitive advantage in the manufacture of our products. If we lose these rights, we may not be able to secure such licenses on reasonable terms, if at all.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS, AND THE LOSS OF, OR A SIGNIFICANT REDUCTION IN ORDERS FROM, ANY OF THEM COULD HARM OUR OPERATING RESULTS.

    If we are not successful in maintaining relationships with our customers and obtaining new customers, our business and results of operations will suffer. We sell our products primarily to communications equipment manufacturers. For the fiscal year ended December 31, 1999, sales to two customers accounted for 44.3% and 10.9% of our revenue. For the fiscal year ended December 31, 2000, sales to two customers accounted for 11.6% and 11.1% of our revenue.

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

WE MAY FAIL TO ATTRACT OR RETAIN KEY PERSONNEL.

    Our success depends to a significant degree upon the continued contributions of our executive management team and our technical, product development, marketing, sales and customer support personnel. The loss of key persons in those areas could harm our business. Competition for these people is particularly intense in Northern California and Taiwan where we primarily operate. We do not have any life insurance or other insurance covering the loss of any of our key employees.

    Furthermore, we recently restructured our executive management team, which included the resignations of three of our executive officers, including our former President and Chief Executive Officer. We are currently searching for a new President and Chief Executive Officer, and our Chairman of the Board of Directors is serving as our Interim Chief Executive Officer. If we are unable to attract and retain a highly skilled executive to serve as our President and Chief Executive Officer, we may not be able to continue to execute our strategy or manage our growth, either of which could harm our business and results of operations. In addition, we have recently assigned new or expanded roles to many of our current executive officers. If our management team fails to adapt to these new roles, our business and results of operations could suffer.

RISKS RELATING TO OUR INDUSTRY

THE AVERAGE SELLING PRICES FOR OUR PRODUCTS ARE VOLATILE AND MAY DECLINE DURING INDUSTRY DOWNTURNS. THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY COULD CREATE FLUCTUATIONS IN OUR OPERATING RESULTS, AS IT HAS FOR OTHER COMPANIES OPERATING IN THIS INDUSTRY.

    The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Downturns of this type occurred in 1997 and 1998. These downturns have been characterized by diminished product demand, production over-capacity and accelerated decline of average selling prices, and in some cases have lasted for more than a year. If the semiconductor industry suffers a significant downturn, our results of operations would be adversely affected.

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

    ADSL services compete with many different broadband access technologies including variants of digital subscriber line, or DSL, and other alternatives. The introduction of new products or technologies by competitors or market acceptance of products based on alternative technologies could render our products less competitive or obsolete. If either of these events occurs, we would be unable to sustain or grow our business. Competing technologies include:

    - other variants of DSL, including high bit rate DSL, integrated DSL, symmetric DSL and very high bit rate DSL;

    - other access solutions provided by telecommunications service providers such as transmission through initiation of a temporary Internet connection over an analog modem, integrated services digital networks and high capacity T1/E1 line services;

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

PROVISIONS IN OUR CHARTER DOCUMENTS AND OUR ADOPTION OF A STOCKHOLDER RIGHTS PLAN MAY MAKE ACQUIRING CONTROL OF OUR COMPANY MORE DIFFICULT FOR A THIRD PARTY, WHICH COULD HARM OUR STOCK'S MARKET PRICE OR REDUCE ANY PREMIUM OVER MARKET PRICE THAT AN ACQUIROR MIGHT OTHERWISE PAY.

    Our certificate of incorporation and bylaws contain provisions that could make it harder for a third party to acquire us. These provisions include a classified board of directors, limitations on actions by our stockholders by written consent, and eliminating cumulative voting in the election of our directors. Our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. In addition, our board of directors adopted a stockholder rights plan on March 28, 2001, pursuant to which we declared a dividend of one right for each share of common stock held by stockholders of record as of May 11, 2001. Unless redeemed by us prior to the time the rights are exercised, upon the occurrence of certain events, the rights will entitle the holders to receive upon exercise thereof, shares of our preferred stock, or shares of an acquiring entity, having a value equal to twice the then-current exercise price of the right. The issuance of the rights could have the effect of delaying or preventing a change in control of us. Although we believe these provisions and the stockholders rights plan provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders.

BECAUSE OUR PRINCIPAL STOCKHOLDERS AND MANAGEMENT MAY BE ABLE TO CONTROL STOCKHOLDER VOTES, THE PREMIUM OVER MARKET PRICE THAT AN ACQUIROR MIGHT OTHERWISE PAY MAY BE REDUCED AND ANY MERGER OR TAKEOVER MAY BE DELAYED.

    As of March 23, 2001, our principal stockholders, executive officers, directors and their affiliates own or control approximately 43.98% of our common stock. Accordingly, our principal stockholders, executive officers, directors and their affiliates, as a group, may have the ability to control the election of a majority of the members of our board of directors and the outcome of corporate actions requiring stockholder approval. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of us, or may impede a merger, consolidation, takeover or other business combination involving us. This concentration of ownership could also adversely affect our stock's market price or lessen any premium over market price that an acquiror might otherwise pay.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

    Our executive officers and their ages as of March 31, 2001 are as follows.

NAME                                             AGE                          POSITION
- ----                                           --------                       --------
Daniel (Wen Chi) Chen........................     47      Chairman of the Board of Directors and Interim
                                                          Chief Executive Officer

Ralph Cognac.................................     57      Executive Vice President and Chief Marketing
                                                          Officer

Brian Gillings...............................     53      Senior Vice President, Corporate Strategy and
                                                          Product Planning

Timothy A. Rogers............................     46      Senior Vice President, Chief Financial Officer

Max (Ming Kang) Liu..........................     42      Vice President, Chief Technical Officer

Jow H. Peng..................................     48      Vice President, Business Development

Ying Shiau...................................     48      Vice President, Operations

Steve C. H. Lin..............................     46      Vice President, Taiwan Operations

    DANIEL (WEN CHI) CHEN is a co-founder and has served as Chairman of the Board of Directors since February 1998, and as Interim Chief Executive Officer since February 2001. Mr. Chen previously served as President and Chief Executive Officer from May 1995 to April 1998. From February 1995 to April 1996, Mr. Chen was Vice President of the Computer and Communication division of United Microelectronics Corporation, a semiconductor manufacturing company and a party related to us. Mr. Chen received a B.S. in Electrical Engineering from Tamkang University.

    RALPH COGNAC has served as Executive Vice President and Chief Marketing Officer since March 2000. From October 1999 to March 2000, Mr. Cognac served as Vice President of Worldwide Sales. From May 1999 to October 1999, Mr. Cognac was a self-employed consultant. From September 1998 to May 1999, Mr. Cognac was Vice President of Worldwide Sales for NeoParadigm Labs, Inc., a semiconductor manufacturing company. From September 1995 to September 1998, Mr. Cognac was Vice President of Worldwide Sales for Monolithic Systems Semiconductor, Inc., a semiconductor manufacturing company. Starting in February 1987, Mr. Cognac was a co-founder and Vice President of Worldwide Sales and Marketing of Synergy Semiconductor Corporation, a semiconductor company. Mr. Cognac joined Integrated Device Technology, Inc., a semiconductor manufacturing company, in May 1982 as the company's first Vice President of Marketing, and assumed responsibility for sales in 1984. Mr. Cognac received a B.S. in Electrical Engineering and an M.B.A. from Arizona State University.

    BRIAN GILLINGS has served as Senior Vice President, Corporate Strategy and Product Planning since March 2001. He served as Senior Vice President, Corporate Strategy and Development between March 2000 and March 2001. From July 1999 to March 2000, Mr. Gillings served as Vice President of Marketing. From April 1999 to July 1999, Mr. Gillings was a self-employed consultant. From April 1998 to April 1999, Mr. Gillings was the Vice President of Sales and Marketing for Advanced Communication Devices, Inc., a semiconductor manufacturing company. From June 1997 to April 1998, Mr. Gillings was a self-employed consultant. From November 1995 to June 1997, Mr. Gillings was the Vice President of Marketing for Orbit Semiconductors, Inc., a semiconductor manufacturing company. From September 1983 to October 1989 Mr. Gillings served as director of business development at Maxim Integrated Products, Inc., a semiconductor manufacturing company. Mr. Gillings received a B.S. equivalent in Electrical Engineering from Harrow Technical College and an M.S. equivalent in Electrical Engineering from the Polytechnic University of South Bank.

    TIMOTHY A. ROGERS has served as Chief Financial Officer since July 1998 and as a Senior Vice President since January 2001. From February 1992 to
February 1998, Mr. Rogers was Vice President of J.P. Morgan & Co. Incorporated, an investment bank. From September 1986 to January 1992, Mr. Rogers was a Vice President of Salomon Brothers Inc., an investment bank. Mr. Rogers also worked from September 1982 to August 1985 for Bain & Co., a management consulting firm. Mr. Rogers received an A.B. in Asian Studies from Dartmouth College and an M.B.A. from Stanford University.

    MAX (MING KANG) LIU has served as Vice President, Chief Technical Officer since February 2001. Dr. Liu served as Vice President, Technology and Advanced Architecture between June 1999 and February 2001. Dr. Liu served as Vice President of System Technology from April 1998 to June 1999. Dr. Liu served as Senior Director from November 1997 to April 1998. Dr. Liu served as Chief Architect from May 1997 to November 1997. From May 1995 to May 1997, Dr. Liu was a Manager of Project Development for Quickturn Design Systems, Inc., an application specific integrated circuit verification company. From 1989 to 1995, Dr. Liu was an Assistant Professor in the Electrical and Computer Engineering Department at the University of Arizona, Tucson, Arizona. Dr. Liu received a B.S. in Electrical Engineering from National Taiwan University and an M.S. and Ph.D. in Electrical Engineering from the University of California, Berkeley.

    JOW H. PENG has served as Vice President, Business Development since
July 1999. From August 1998 to July 1999, Mr. Peng served as Senior Director of Marketing. From October 1997 to August 1998, Mr. Peng served as Director of Strategic Planning. From April 1985 to October 1997, Mr. Peng was the lead member of the technical staff for Pacific Telesis, Inc., a telecommunications service provider. Mr. Peng received a B.S. in Electrical Engineering from National Chiao-Tung University and an M.S. in Electrical Engineering from West Virginia University.

    YING SHIAU has served as Vice President, Operations since March 2001.
Mr. Shiau served as Vice President, Manufacturing from June 2000 to March 2001. From August 1996 to June 2000, Mr. Shiau served as Senior Director of Corporate Yield Improvement and Fab Outsourcing Operations for Cypress Semiconductor Corporation, a supplier of integrated circuits. From July 1986 to August 1996, Mr. Shiau was Manager of Product and Test Operations for Advanced Micro Devices, Inc., a semiconductor manufacturing company. Mr. Shiau received a B.S. in Physics from Soochow University in Taipei, Taiwan and an M.S. in Electrical Engineering from Case Western Reserve University.

    STEVE C. H. LIN has served as Vice President, Taiwan Operations since October 2000. From February 1996 to October 2000, Mr. Lin served as Vice President of Acer Netxus, Inc., a communications equipment supplier of and a member of the Acer Group. From July 1990 to February 1996, Mr. Lin served as Director of the Communication System Division of the Computer &

Communication Research lab of the Industrial Technology Research Institute of Taiwan. From June 1978 to June 1990, Mr. Lin worked at the Electronic
Research & Service Organization of the Industrial Technology Research Institute of Taiwan. Mr. Lin received a B.S. in Control Engineering degree from National Chiao Tung University of Taiwan and a Master of Science in Computer Engineering from the University of Southern California.

ITEM 2.  PROPERTIES

    We operate our primary executive, sales and marketing, and research and development activities from our 48,144 square foot headquarters in San Jose, California, under a lease that expires in February 2011. We operate our Taiwan based engineering and technical support activities from our 56,160 square foot office space in Hsin-Chu Science-Based Industrial Park in Taiwan, under a lease that expires in March 2006. In addition, we lease space in Round Rock, Texas; Taipei, Taiwan; and Beijing, China.

    We believe each facility to be in good operating condition and adequate for its present use, and that each facility has sufficient capacity to meet its current and anticipated operating requirements.

ITEM 3.  LEGAL PROCEEDINGS

    From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. We are not currently a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Since August 18, 2000, the date of our initial public offering, our Common Stock has traded on the Nasdaq National Market under the symbol ITXI. The following table sets forth the range of high and low sales prices for our Common Stock as reported by the National Association of Securities Dealers, Inc. for the periods indicated:

FISCAL 2000                                                     HIGH       LOW
- -----------                                                   --------   --------
3rd Quarter (beginning August 18, 2000).....................  $31.4375   $ 18.25
4th Quarter.................................................  $21.4375   $4.3125

    As of March 23, 2001, we had approximately 330 stockholders of record.

    We have never declared or paid a cash dividend on our Common Stock and do not anticipate paying any cash dividends in the foreseeable future.* We currently intend to retain our earnings, if any, for the operation and development of our business.* The declaration of any future dividends by us is within the discretion of our Board of Directors and will be dependent on our earnings, financial condition and capital requirements as well as any other factors deemed relevant by our Board of Directors.

    We received aggregate net proceeds of approximately $109.1 million from the initial public offering and concurrent private placement of shares of our common stock on August 18, 2000. As of December 31, 2000, proceeds from our initial public offering and the concurrent private placement have been used for working capital and general corporate purposes, including research and development of new products, sales and marketing efforts and general and administrative expenses. The remaining net proceeds have been invested in cash, cash equivalents and short-term investments. The use of the proceeds described above does not represent a material change in the use of proceeds described in our Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2000.

CHANGES IN SECURITIES

    On March 28, 2001, our Board of Directors adopted a Stockholder Rights Plan under which we declared a dividend of one right for each share of our outstanding common stock as of May 11, 2001. Prior to the distribution date referred to below, the rights will be evidenced by and trade with the certificates for the common stock. After the distribution date, we will mail rights certificates to the stockholders and the rights will become transferable apart from our common stock. The distribution date occurs, and rights will separate from the common stock and become exercisable, following (a) the tenth business day (or such later date as may be determined by a majority of the board of directors) after a person or group acquires beneficial ownership of 15% or more of the our common stock or (b) the tenth business day (or such later date as may be determined by a majority of the directors) after a person or group announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of our common stock.

    After the distribution date, each right will entitle the holder to purchase for $22.50 a fraction of a share of our preferred stock with economic terms similar to that of one share of our common stock. We have yet to file a Certificate of Designation to create this series of preferred stock. In addition, we intend to enter into a Preferred Stock Rights Agreement with a Rights Agent that will act as agent for us and the holders of the rights.

    As the rights may be redeemed by us prior to the time they are exercised, we believe the Stockholders Rights Plan will provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors.*

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data should be read in conjunction with the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The selected statement of operations data for each of the three years ended December 31, 1998, 1999 and 2000 and the selected balance sheet data as of December 31, 1999 and 2000 are derived from, and qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The selected statement of operations data for each of the two years ended December 31, 1996 and 1997 and the selected balance sheet data as of December 31, 1996, 1997 and 1998 are derived from audited financial statements not included herein.

                                                                            YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                1996       1997       1998       1999       2000
                                                              --------   --------   --------   --------   --------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue.....................................................  $    --    $    --    $    --    $  3,053   $ 54,062
Cost of revenue (including stock-based compensation expense
  of [$0], $0, $0, $0, $59 and $800)........................       --         --         --      (2,811)   (32,003)
                                                              -------    -------    -------    --------   --------
Gross profit (loss).........................................       --         --         --         242     22,059
                                                              -------    -------    -------    --------   --------

Operating expenses:
  Research and development (inclusive of stock-based
    compensation expense of zero, $10, $58, $97, and
    $7,753).................................................       --      1,111      6,288       8,556     21,997
  Sales and marketing (inclusive of stock-based compensation
    expense of zero, zero, $57, $86 and $4,193).............       --         --      1,182       3,297     11,318
  General and administrative (inclusive of stock-based
    compensation expense of zero, $26, $111, $81 and
    $8,463).................................................       --        966      2,682       3,166     13,352
                                                                   --
                                                              -------    -------    -------    --------   --------
Total operating expenses....................................       --      2,077     10,152      15,019     46,667
                                                              -------    -------    -------    --------   --------
Operating loss from continuing operations...................       --     (2,077)   (10,152)    (14,777)   (24,608)
Interest and other income, net..............................       --        809        856       1,069      4,472
                                                              -------    -------    -------    --------   --------
Loss from continuing operations.............................       --     (1,268)    (9,296)    (13,708)   (20,136)
Income (loss) from discontinued operations..................      (62)    (2,638)        --          --         --
                                                              -------    -------    -------    --------   --------
Net income (loss)...........................................  $   (62)   $(3,906)   $(9,296)   $(13,708)   (20,136)
                                                              =======    =======    =======    ========   ========
Basic and diluted net loss from continuing operations per
  share.....................................................  $    --    $ (0.06)   $ (0.40)   $  (0.59)  $  (0.66)
Basic and diluted net income (loss) from discontinued
  operations per share......................................       --      (0.11)        --          --         --
                                                              -------    -------    -------    --------   --------
Basic and diluted net income (loss) per share...............  $    --    $ (0.17)   $ (0.40)   $  (0.59)  $  (0.66)
                                                              =======    =======    =======    ========   ========
Shares used in computing basic and diluted net income (loss)
  per share.................................................   22,750     22,753     23,058      23,148     30,484
                                                              =======    =======    =======    ========   ========

                                                                               AS OF DECEMBER 31,
                                                              ----------------------------------------------------
                                                                1996       1997       1998       1999       2000
                                                              --------   --------   --------   --------   --------
                                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...................................  $23,748     $6,394    $14,423    $38,513    $149,073
Working capital.............................................   23,302     17,758     11,904     37,838     144,016
Total assets................................................   32,902     20,632     26,652     52,951     181,390
Long-term obligations, net of current portion...............       --         --      4,125      1,500       1,742
Mandatorily redeemable convertible preferred stock..........       --         --      5,000     45,000          --
Total stockholders' equity (deficit)........................   25,878     20,249     14,208      1,099     158,424

SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                               FISCAL 1999 QUARTER ENDED
                                                    ------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)               MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
- -------------------------------------               --------   --------   ------------   -----------
Net sales.........................................  $    83    $   213       $   499       $ 2,258
Gross margin......................................     (249)      (171)         (133)          795
Income (loss) from operations.....................   (3,630)    (3,903)       (3,292)       (3,952)
Net income (loss).................................   (3,476)    (3,781)       (3,155)       (3,296)
Basic and diluted earnings (loss) per share.......  $ (0.15)   $ (0.16)      $ (0.14)      $ (0.14)

                                                               FISCAL 2000 QUARTER ENDED
                                                    ------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)               MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
- -------------------------------------               --------   --------   ------------   -----------
Net sales.........................................  $ 4,115    $10,286       $17,185       $22,476
Gross margin......................................    1,365      4,505         8,447         7,742
Income (loss) from operations.....................   (4,159)    (8,221)       (6,137)       (6,091)
Net income (loss).................................   (3,695)    (7,779)       (5,183)       (3,479)
Basic and diluted earnings (loss) per share.......  $ (0.16)   $ (0.33)      $ (0.16)      $ (0.08)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES.

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

    We were incorporated in California in May 1995 as Integrated Technology Express, Inc. In early 1996, United Microelectronics Corporation contributed cash and licensed technology to us in return for an equity interest. Our initial products included personal computer data interface and other integrated circuits using analog and digital signals. In early 1997, we began to develop integrated circuits and software solutions for the ADSL market. In late 1997, we sold our personal computer-related operations, changed our name to Integrated Telecom Express, Inc. and focused our product development efforts exclusively on the ADSL market.

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

    We sell our products to manufacturers of customer premises equipment and telecommunications service providers' central office equipment. Our revenue is currently derived from sales of our Apollo and SAM product families. Sales of Apollo Two products represented 80.8% of revenue in the year ended December 31, 1999 and 78.7% of revenue in the year ended December 31, 2000. We are currently managing the transition from Apollo 2 to Apollo 3. We anticipate declining demand and prices for Apollo 2 as our customers move their system designs to our lower-cost Apollo 3 or competing products.* We anticipate that our Apollo and SAM product families will continue to generate substantially all of our revenue for the foreseeable future.* To date, we have derived a substantial portion of our revenue from a limited number of customers and we expect to continue to rely on a limited number of customers. During the year ended December 31, 1999, Xpeed, Inc. and Lite-On Communications Corporation accounted for 44.3% and 10.9% of our revenue. During the year ended December 31, 2000, Victron, Inc. and Interlink System Co., Ltd. accounted for 11.6% and 11.1% of our revenue.

    We have focused our initial sales and marketing efforts on worldwide communications equipment manufacturers. We currently sell through our direct sales force, independent sales representatives and distributors. Our sales personnel are based in Santa Clara, California; Round Rock, Texas, Taipei, Taiwan and Beijing, China. For the year ended December 31, 1999, sales to customers in Asia accounted for 50.2% of our revenue, of which our sales to customers in South Korea constituted 12.2% of our revenue. For the year ended December 31, 2000, sales to customers in Asia accounted for 75.1%, of which sales to customers in South Korea constituted 59.5%. We estimate that of our sales to

U.S. communications equipment manufacturers in the year ended December 31, 1999 and the year ended December 31, 2000, approximately 43.3% and 11.6% of these U.S. sales were ultimately intended for equipment for service providers in the South Korean market. Combined with direct sales to South Korea during the same periods, our estimated revenue exposure to the South Korean market during these periods was 56.5% and 71.2%. We anticipate that a substantial portion of our revenue will continue to be derived directly or indirectly from Asia, especially South Korea, for the foreseeable future. All revenue is denominated in U.S. dollars.

    In general, we require approximately six months to achieve volume shipments of our products after we first contact a customer. This process includes sale of our turn-key reference design, customer board development, testing, field trials and qualification by service providers and receipt of volume orders. Sales from reference designs accounted for less than 10% of revenues for the years ended December 31, 1999 and 2000. As a result, a significant period of time may elapse between our sales efforts and our realization of revenue. Our customers are not obligated by long-term contracts to purchase our products and can generally cancel or reschedule orders on short notice.

    Revenue from product sales other than to distributors is recognized upon shipment if a signed purchase order exists, the fee is fixed or determinable, collection of resulting receivables is probable and product returns are reasonably estimable. Revenue from shipments to distributors with the right of return are deferred until the distributor resells the inventory. Upon shipment, we also provide for the estimated costs that may be incurred for product warranties. We develop and market personal computer network interface cards, or NICs, to the ADSL market in addition to the sale of integrated circuit and software products. We outsource the manufacturing of these cards to a manufacturer in Taiwan, which incorporates our integrated circuits.

    We outsource the fabrication, packaging and testing of our integrated circuits. Therefore, a significant portion of our cost of revenue consists of payments to our manufacturers. Our cost of revenue also includes expenses relating to our internal operations as well as the amortization of fees for licensed technology. In April 1998, we licensed certain technology from Alcatel, an unrelated third party, to develop, manufacture and distribute products. The terms of the agreement call for an initial licensing fee of $5 million with additional royalties payable on sales of products developed at rates ranging from 2.5% to 6%. Minimum royalties payable pursuant to the agreement total
$3 million, of which the Company has paid $1,250,000. The licensing fee is amortized over the estimated useful life of seven years with royalties expensed in the year incurred.

    Research and development expenses consist primarily of salaries and related personnel expenses, prototype development costs, fees paid to outside service providers and overhead allocated to product development of our integrated circuits, software and underlying technologies. All research and development costs are expensed as incurred. Our research and development efforts are periodically subject to significant, non-recurring costs and fees that can cause significant variability in our quarterly research and development expenses. We expect to increase our research and development expenses as we continue to develop new products and improve our core technologies.*

    Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing, applications engineering support and customer service functions, costs associated with promotional and other marketing expenses. We intend to expand our direct and indirect sales operations substantially, both domestically and internationally.* In addition, we expect sales and marketing expenses to increase as we expand our customer service and support organization.*

    General and administrative expenses include personnel and related costs associated with executive management, finance, accounting, human resources, information services and facilities.

    In connection with the grant of stock options and equity compensation to our employees, technical advisors and directors, we have recorded deferred stock-based compensation expense of $21,209 million as of December 31, 2000. Deferred stock-based compensation represents the difference between the grant price and the deemed fair value of our common stock options granted during these periods. Deferred stock-based compensation expense for options granted is being amortized using the graded vesting method, in accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 28, over the vesting period of each respective option, which is generally four years. Under the graded vesting method, each option grant is separated into portions based on its vesting terms, which results in acceleration of amortization expense for the overall award. Deferred stock-based compensation for options granted to non-employees is accounted for in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123 and Emerging Issues Task Force No. 96-18. Unamortized deferred stock-based compensation is presented as a reduction of stockholders' equity.

    We have recorded no provision for federal or state income taxes for any period since our inception because we have incurred losses in each period. As of December 31, 2000, we had net operating loss carryforwards for federal and California income tax purposes of approximately $16.0 million and $1.8 million, respectively, available to offset income in future years. The net operating loss carryforwards will expire at various dates from 2003 through 2013 if they are not utilized.

    We have experienced net losses of approximately $9.3 million, $13.7 and $20.1 million for the years ended December 31, 1998, 1999 and 2000. Our accumulated deficit as of December 31, 2000 was $48.6 million. We expect to continue to incur net losses for the foreseeable future.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, our statements of operations data as percentages of our revenues. Our results of operations are reported as one reportable business segment.

                                                                  YEAR ENDED
                                                                  DECEMBER 31
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Revenue.....................................................     100%       100%
Cost of revenue.............................................      92         59
Gross profit (loss).........................................       8         41
Operating expenses:
  Research and development..................................     280         41
  Sales and marketing.......................................     108         21
  General and administrative................................     104         25
    Total operating expenses................................     492         87

Operating loss..............................................    (484)       (46)
Interest and other income, net..............................      35          8
Net loss....................................................    (449)       (38)

    NET REVENUE. Our net revenues were zero, $3.1 million and $54.1 million in the years 1998, 1999 and 2000. The increase from 1998 to 1999 was primarily attributable to the commencement of sales of our reference designs and ADSL development tool during the first half of 1999 and the commencement of volume sales of our Apollo and SAM products during the second half of 1999. The increase from 1999 to 2000 was primarily attributable to continued growth in sales of Apollo Two chipsets, Apollo Two NIC cards, Apollo One chipsets and Apollo Three chipsets. During 2000, our Apollo Two products accounted for 78.7% of our net revenue, and all other products individually accounted for less than 10%. Net revenues from customers outside of the United States represented 53.1% and 82.4% of our revenue in year 1999 and 2000. We expect that net revenue generated from customers outside of the

United States will continue to account for a significant percentage of our net revenue.* Due to current market conditions, we anticipate that our net revenue growth will be approximately flat or negative from 2000 to 2001 as unit sales growth is counterbalanced by declining unit prices in the industry.*

    COST OF REVENUE AND GROSS PROFIT. Cost of revenue increased from zero in 1998 to $2.8 million in 1999 and $32.0 million in 2000. This increase from 1998 to 1999 was primarily attributable to the commencement of sales of our production designs and ADSL development tool and our Apollo and SAM products. Adding further to the increase was the amortization of our technology licensing fee from Alcatel and related royalty payments. License fee amortization was zero, $1.2 million and $1.7 million in 1998, 1999 and 2000. Cost of revenue included charges associated with stock-based compensation of $0, $0, and $800,000 in 1998, 1999 and 2000. The increase in our cost of revenue from 1999 to 2000 was primarily attributable to our ramp in net revenue during the period and to an increase in charges associated with stock-based compensation expenses.

    Cost of Revenue in 2000 also includes a $3.3 million charge related to purchase commitments outstanding as of December 31, 2000. Based on market conditions at the time the December 31, 2000 financial statements were prepared, the Company estimated that demand for Apollo 2 products was less than originally estimated when certain non-cancelable production orders were placed. As a result, a reserve was established to cover expected future losses related to these commitments. We expect to establish an additional reserve for these purchase commitments during the first quarter of fiscal 2001.*

    Our gross profit was $242,000 and $22.1 million in 1999 and 2000. Our gross profit represented 8% and 41% of our revenue in 1999 and 2000. The increase in gross margin from 1999 to 2000 was primarily attributable to a significant ramp in our production, which allowed greater economies of scale and reduced impact of fixed license fee amortization. We expect that our gross margin will decline from 2000 to 2001 as a result of pricing pressure in the industry and increasing sales of NICs, which normally have a lower gross margin than chipset sales, as a percentage of our total revenue.*

    RESEARCH AND DEVELOPMENT. Research and development expenses, were $6.3 million, $8.6 million and $22.0 million in 1998, 1999 and 2000. These increases were primarily attributable to increases in compensation levels and payroll related expenses associated with additional personnel. Amortization of deferred stock-based compensation related to research and development amounted to $58,000, $97,000 and $7.8 million in 1998, 1999 and 2000. These increases are primarily attributable to options granted to new and existing employees, as well as the impact of higher stock prices in 2000. We expect that amortization of deferred stock-based compensation will decline in absolute terms in 2001 due to the departure of certain former employees and the recent decline of our stock price and its effect on the options granted to non-employees*. Research and development expenditures represented 280% and 41% of revenues in 1999 and 2000. The decrease in research and development expenditures as a percentage of revenues in 2000 resulted from our significant revenue growth over the period. We anticipate that our research and development expenses will increase in absolute dollars in the future due to planned increases in personnel, consultants and material costs.* We further anticipate that our research and development expenses will increase as a percentage of revenue in 2001 as revenue growth is expected to be approximately flat or negative and absolute research and development expenses will grow as we seek to maintain our competitiveness by developing future generations of our products*.

    SALES AND MARKETING. Sales and marketing expenses increased from $1.2 million in 1998 to $3.3 million in 1999 and $11.3 million in 2000. This increase was primarily attributable to increased compensation expenses and accrued sales commissions, which are determined as a percentage of revenue as we began our first volume shipments of products in 1999, and as sales of our products ramped substantially in 2000. Sales and marketing expenses represented 108% and 21% of revenue in 1999 and 2000. We expect sales and marketing expenses to increase in both absolute dollars and as a percent of revenue in 2001 as we continue to moderately expand our sales and marketing personnel to capitalize on future business opportunities, while revenue growth is expected to be approximately flat or negative during the same period due to decreasing unit prices in the industry.* Amortization of deferred stock-based compensation related to sales and marketing activities amounted to $57,000, $86,000 and $4.2 million in 1998, 1999 and 2000. These increases are primarily attributable to options granted to new and existing employees, as well as the impact of higher stock prices in 2000. We expect that amortization of deferred stock-based compensation will decline in absolute terms in 2001 due to the departure of certain former employees and the recent decline of our stock price and its effect on the options granted to non-employees*.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were $2.7 million, $3.2 million and $13.4 million in 1998, 1999 and 2000. The increase in general and administrative expense over the period was attributable to increased compensation levels and an increase in payroll related expenses associated with additional personnel as we grew the infrastructure to support our business expansion. General and administrative expenses represented 104% and 25% of revenue in 1999 and 2000. We expect general and administrative expenses to increase in both absolute dollars and as a percent of revenue in 2001 due primarily to approximately flat or negative revenue growth and additional expenses associated with new office space in San Jose, California; Hsin-Chu, Taiwan; and Beijing, China. Amortization of deferred stock-based compensation related to general and administrative activities amounted to $111,000, $81,000 and $8.5 million in 1998, 1999 and 2000. We expect that amortization of deferred stock-based compensation will decline in absolute terms in 2001 due to the departure of certain former employees and the recent decline of our stock price and its effect on the options granted to non-employees*.

    INTEREST AND OTHER INCOME, NET. Interest and other income, net was $856,000, $1.1 million and $4.5 million in 1998, 1999 and 2000. The increase in 1999 was primarily due to a non-operating gain of $182,000. The increase in 2000 was primarily attributable to significantly higher cash balances due to our initial public offering in 2000 and concurrent private placement in August 2000 and Series B preferred stock private placement in November 1999. We anticipate that interest and other income, net will increase further in 2001 due to higher average cash balances on hand.* However, interest income is expected to decline on a quarter to quarter basis due to an anticipated lower level of market interest rates, and a moderately declining cash balance in a period of relatively flat revenue growth.*

    PROVISION FOR INCOME TAXES. We have recorded significant net operating losses since inception and therefore did not incur any significant tax liabilities in 1998, 1999 or 2000. Net deferred tax assets are substantially derived from research credits and timing differences in depreciation and amortization expenses. Based on available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable.* Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 1999 and December 31, 2000.

    NET LOSS. Net loss was $9.3 million, $13.7 million and $20.1 million in 1998, 1999 and 2000. The increase between 1998 and 1999 was attributable to higher operating expenses. The increase between 1999 and 2000 was attributable to continued increases in operating expenses and the amortization of deferred stock-based compensation offset by gross profit generated from the significant increase in sales volumes.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations and working capital requirements through the sale of common and preferred stock, as well as by a limited amount of capital lease financing. We have also received additional funds from the exercise of stock options.

    Cash and cash equivalents were $14.4 million, $38.5 million and $149.1 million on December 31, 1998, 1999 and 2000. The increase in cash and cash equivalents from year-end 1998 to year-end 1999 was primarily due to the sale of $40.0 million of Series B convertible preferred stock in November

1999. The increase in cash and cash equivalents from year-end 1999 to year-end 2000 was primarily due to the net proceeds of our initial public offering in the amount of $106.1 million and the concurrent private placement of common stock to NEC Corporation in the amount of approximately $3.0 million in August 2000.

    Cash used in operating activities was $7.7 million and $13.3 million in 1998 and 1999. The decrease in operating cash flows was largely attributable to increases in accounts receivable, inventory and prepaid expenses which accompanied the commencement of volume sales offset partially by increases in trade accounts payable. Cash flows provided by operating activities was $7.9 million in 2000. Operating cashflows were provided primarily by the Company's net profit before non-cash charges for depreciation, amortization of $4.2 million and stock-based compensation of $21.2 million and by increases in accounts payable and accrued expenses. These operating cashflows were somewhat offset by increases in accounts receivable and inventory resulting from further increases in sales volumes.

    Net cash generated (or used) in investing activities was $10.6 million, $(3.0) million and $(7.0) million in 1998, 1999 and 2000. During 1998, capital expenditures of $3.1 million were offset by proceeds from short-term investments of $11.3 million, sales of assets to Integrated Technology Express, Inc., or ITE, as part of the sale of our non-DSL business of $1.9 million and proceeds from notes receivable due from ITE of $432,000. During 1999, capital expenditures of $3.3 million were offset by sales of assets to ITE of $28,000 as part of the sale of our non-DSL business and proceeds from notes receivable due from ITE of $343,000. During 2000, capital expenditures of $7.4 million were offset by proceeds from notes receivable due from ITE of $363,000.

    Cash generated from financing activities was $5.2 million, $40.3 million and $109.7 million in 1998, 1999 and 2000. The increase in 1999 was primarily due to the sale of $40.0 million of Series B preferred stock compared with the sale of $5.0 million of Series A preferred stock in 1998. The increase in 2000 was primarily due to the completion of our initial public offering of 6,440,000 shares of common stock at $18 per share in August 2000. Net proceeds to us after underwriter's discounts and other fees amounted to $106.1 million. Net proceeds of a concurrent private placement of 166,667 shares of common stock at $18 per share to NEC Corporation amounted to approximately $3.0 million. These proceeds were partly offset by payments of capital lease obligations.

    As of December 31, 2000, we had recorded liabilities for licenses and capital leases in the amount of $5,657 million. In addition, we have commitments to pay various royalties to providers of intellectual property based on our future sales. We have also signed a 10-year lease agreement for our new head office space in San Jose, California that commits us to pay on average $291,000 per month for the duration of the lease, and a 5 year lease agreement for our new office space in Hsin-Chu Science-Based Industrial Park in Taiwan that commits us to pay approximately $65,000 per month for the duration of the lease. While not yet committed, we anticipate small lease payments for sales office space in various other planned sales offices, particularly in China.

    We believe that our current cash, cash equivalents, and short-term investments will be sufficient to finance our working capital and capital expenditures for at least the next 12 months. Our management intends to invest any cash in excess of current operating requirements in short-term, interest-bearing investment-grade securities. Our future capital requirements will depend upon many factors, including revenue growth, management of working capital, the timing of research and product development efforts and the expansion of our marketing and sales efforts.

    If our existing cash balances and cash flows expected from future operations are not sufficient to meet our liquidity needs, we will need to raise additional funds. If adequate funds are not available on acceptable terms or at all, we may not be able to take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities, execute our business plan or otherwise respond to competitive pressures. The issuance of additional equity securities may dilute our existing stockholders.

EFFECTS OF INFLATION

    Inflation has not been a material factor affecting our business.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the balance sheet and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 2000. In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137 (SFAS 137), ("Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement
No. 133." In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133." The Company will adopt SFAS 133, as amended by SFAS 137 and SFAS 138, in the first fiscal quarter of 2001, and does not expect the adoption to have a material effect on its financial condition or results of operations.

    In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25." FIN 44 clarifies, among other issues (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit, with book value approximating fair value due to short maturity. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2000, all of our cash holdings and investments were in money market funds, bank checking or savings accounts, or bank certificates of deposit. A hypothetical 100 basis point increase in interest rates would result in no significant decrease in the fair value of our available-for-sale securities as of December 31, 2000.

FOREIGN CURRENCY RISK

    We do not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements with international customers are currently denominated in U.S. dollars. We have branch operations in Taiwan and a sales office in Beijing, China, which are subject to currency fluctuations. At the present time, these foreign offices are limited in their operations and level of investment so the risk of currency fluctuations related to these offices is not expected to be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        INTEGRATED TELECOM EXPRESS, INC.
                         INDEX TO FINANCIAL STATEMENTS

Financial Statements:
  Report of Independent Accountants.........................     40
  Balance Sheets as of December 31, 2000 and 1999...........     41
  Statement of Operations for the years ended December 31,
    2000, 1999, and 1998....................................     42
  Statements of Stockholders' Equity for the years ended
    December 31, 2000, 1999 and 1998........................     43
  Statements of Cash Flows for the years ended December 31,
    2000, 1999 and 1998.....................................     44
  Notes to Financial Statements.............................     45
Financial Statement Schedules:
    All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules or because the information required is included in the Financial Statements of Notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Integrated Telecom Express, Inc.

    In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Integrated Telecom Express, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Jose, CA
March 29, 2001

                        INTEGRATED TELECOM EXPRESS, INC.

                                 BALANCE SHEET

                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
ASSETS
Current assets
  Cash and cash equivalents.................................  $ 38,513   $149,073
  Accounts receivable.......................................     1,373      7,630
  Receivables from related parties..........................       555        564
  Inventories, net..........................................     1,893      6,067
  Prepaid expenses and other current assets.................       856      1,906
                                                              --------   --------

    Total current assets....................................    43,190    165,240
Property and equipment, net.................................     2,140      8,809
Licenses, net...............................................     6,828      6,408
Notes receivable from related parties.......................       793        408
Other assets................................................                  525
                                                              --------   --------
    TOTAL ASSETS............................................  $ 52,951   $181,390
                                                              ========   ========
LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
  STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................  $  1,852   $  8,690
  Accrued expenses and other liabilities....................       875      8,619
  Current portion of payable for licenses...................     2,625      2,625
  Current portion of obligations under capital leases.......        --      1,290
                                                              --------   --------
    Total current liabilities...............................     5,352     21,224

Long term liabilities.......................................     1,500      1,742
                                                              --------   --------
    Total liabilities.......................................     6,852     22,966
                                                              --------   --------
Mandatorily redeemable convertible preferred stock $0.002
  par value, authorized: 13,500 shares in 1999 and 5,000 in
  2000; issued and outstanding: 11,429 shares in 1999 and
  zero in 2000..............................................    45,000         --
                                                              --------   --------
Stockholders' equity
  Common stock -- $0.001 par value, authorized: 46,100
    shares in 1999 and 200,000 in 2000; issued and
    outstanding: 23,369 shares in 1999 and 42,709 shares in
    2000....................................................        23         42
  Additional paid-in capital................................    30,745    235,066
  Deferred stock-based compensation.........................    (1,241)   (27,592)
  Notes receivable from stockholders........................        --       (528)
  Accumulated deficit.......................................   (28,428)   (48,564)
                                                              --------   --------
Stockholders' equity........................................     1,099    158,424
                                                              --------   --------
    TOTAL LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
      PREFERRED STOCK AND SHAREHOLDERS' EQUITY..............  $ 52,951   $181,390
                                                              ========   ========

   The accompanying notes are an integral part of these financial statements

                        INTEGRATED TELECOM EXPRESS, INC.

                            STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Net revenue.................................................  $    --    $  3,053   $ 54,062
Cost of revenue (inclusive of stock-based compensation
  expense of $0, $0 and $800)...............................       --      (2,811)   (32,003)
                                                              -------    --------   --------
Gross profit................................................       --         242     22,059
Operating expenses
  Research and development (inclusive of stock-based
    compensation expense of $58, $97 and $7,753)............    6,288       8,556     21,997
  Sales and marketing (inclusive of stock-based compensation
    expense of $57, $86 and $4,192).........................    1,182       3,297     11,318
  General and administrative (inclusive of stock-based
    compensation expense of $111, $81 and $8,463)...........    2,682       3,166     13,352
                                                              -------    --------   --------
  Total operating expenses..................................   10,152      15,019     46,667
                                                              -------    --------   --------
Loss from operations........................................  (10,152)    (14,777)   (24,608)
Interest and other income, net..............................      856       1,069      4,472
                                                              -------    --------   --------
Net loss....................................................  $(9,296)   $(13,708)  $(20,136)
                                                              =======    ========   ========
Basic and diluted net loss per share........................  $ (0.40)   $  (0.59)  $  (0.66)
                                                              =======    ========   ========
Shares used in computing basic and diluted net loss per
  share.....................................................   23,058      23,148     30,484
                                                              =======    ========   ========

   The accompanying notes are an integral part of these financial statements

                        INTEGRATED TELECOM EXPRESS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                          NOTES
                                       COMMON STOCK       ADDITIONAL     DEFERRED      RECEIVABLE                       TOTAL
                                    -------------------    PAID-IN      STOCK-BASED       FROM       ACCUMULATED    STOCKHOLDERS'
                                     SHARES     AMOUNT     CAPITAL     COMPENSATION    STOCKHOLDER     DEFICIT         EQUITY
                                    --------   --------   ----------   -------------   -----------   ------------   -------------
BALANCE AT DECEMBER 31, 1997......   22,764      $23       $ 26,113      $   (463)        $  --        $ (5,424)      $ 20,249
Deemed contribution of captial
  related to sale of licenses to
  related parties.................                            2,853                                                      2,853
Exercise of common stock
  options.........................      316                     176                                                        176
Deferred compensation related to
  stock option grants.............                              236          (236)                                          --
Amortization of deferred
  stock-based compensation........                                            226                                          226
Net loss..........................                                                                       (9,296)        (9,296)
                                     ------      ---       --------      --------         -----        --------       --------
BALANCE AT DECEMBER 31, 1998......   23,080       23         29,378          (473)           --         (14,720)        14,208
Exercise of common stock
  options.........................      289       --            335            --            --              --            335
Deferred compensation related to
  stock option grants.............       --       --          1,032        (1,032)           --              --             --
Amortization of deferred
  stock-based compensation........       --       --             --           264            --              --            264
Net loss..........................       --       --             --            --            --         (13,708)       (13,708)
                                     ------      ---       --------      --------         -----        --------       --------
BALANCE AT DECEMBER 31, 1999......   23,369       23         30,745        (1,241)           --         (28,428)         1,099
Issuance of common stock in
  connection with IPO.............    6,607        7        109,085            --            --              --        109,092
Conversion of convertible
  preferred stock in connection
  with IPO and private
  placement.......................   11,429       11         44,989            --            --              --         45,000
Exercise of common stock
  options.........................    1,304        1          2,687            --          (502)             --          2,186
Deferred compensation related to
  stock option grants.............       --       --         47,512       (47,512)           --              --             --
Amortization of deferred
  stock-based compensation........       --       --             48        21,161            --              --         21,209
Accrued interest on notes
  receivable from stockholders....       --       --             --            --           (26)             --            (26)
Net loss..........................       --       --             --            --            --         (20,136)       (20,136)
                                     ------      ---       --------      --------         -----        --------       --------
BALANCE AT DECEMBER 31, 2000......   42,709      $42       $235,066      $(27,592)        $(528)       $(48,564)      $158,424
                                     ======      ===       ========      ========         =====        ========       ========

   The accompanying notes are an integral part of these financial statements

                        INTEGRATED TELECOM EXPRESS, INC.

                            STATEMENTS OF CASH FLOW

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(9,296)   $(13,708)  $(20,136)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................      822       2,193      4,228
    Amortization of deferred stock-based compensation.......      226         264     21,209
    Changes in operating assets and liabilities:
      Accounts receivable...................................       --      (1,373)    (6,257)
      Inventory.............................................       --      (1,893)    (4,174)
      Receivable from related party.........................     (339)        121         13
      Prepaid expenses and other current assets.............      295        (712)    (1,050)
      Other assets..........................................       --          50       (525)
      Accounts payable......................................      193       1,650      6,838
      Accrued expenses and other liabilities................      368         133      7,718
                                                              -------    --------   --------
    Net cash (used in)/provided by operating activities.....   (7,731)    (13,275)     7,864
                                                              -------    --------   --------
Cash flow from investing activities:
  Purchases of property, equipment and licenses.............   (3,143)     (3,341)    (7,380)
  Proceeds from short-term investments, net.................   11,384          --         --
  Proceeds from sale of assets to ITE.......................    1,911          28         --
  Proceeds from note receivable due from ITE................      432         343        363
                                                              -------    --------   --------
  Net cash provided by/(used in) investing activities.......   10,584      (2,970)    (7,017)
                                                              -------    --------   --------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net...............      176         335    111,278
  Proceeds from issuance of preferred stock, net............    5,000      40,000         --
  Principal payments on capital lease.......................       --          --     (1,565)
                                                              -------    --------   --------
  Net cash provided by financing activities.................    5,176      40,335    109,713
                                                              -------    --------   --------
Net increase in cash and cash equivalents...................    8,029      24,090    110,560
Cash and cash equivalents at beginning of year..............    6,394      14,423     38,513
                                                              -------    --------   --------
Cash and cash equivalents at end of year....................  $14,423    $ 38,513   $149,073
                                                              =======    ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest....................................  $    --          --   $    280
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Sale of assets to ITE for note receivable.................  $ 1,931    $     --   $     --
  Payable issued for licensing agreements...................  $ 6,500    $     --   $     --
  Assets purchased under capital leases.....................  $    --    $     --   $  4,598
  Conversion of convertible preferred stock into common
    stock...................................................  $    --    $     --   $ 43,100
  Conversion of warrants for convertible preferred stock
    into warrants for common stock..........................  $    --    $     --   $  1,900
  Exercise of stock options for notes receivable............  $    --    $     --   $    502

   The accompanying notes are an integral part of these financial statements

                        INTEGRATED TELECOM EXPRESS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

    Integrated Telecom Express, Inc. ("ITeX" or the "Company", formerly Integrated Technology Express, Inc.) was incorporated in California in May 1995 and re-incorporated in Delaware in May 1999. The Company designs and sells integrated circuit and software solutions to the broadband access communications equipment industry. The Company's products include integrated circuits, software, turn-key reference designs, network interface cards ("NIC"s) and test systems that enable communications equipment manufacturers to provide high-speed, cost-effective asymmetric digital subscriber line, or ADSL, equipment to communications service providers and their customers. The industry in which the Company operates is characterized by rapid technological change and significant volatility of product prices.

    United Microelectronics Corporation ("UMC"), a public company in Taiwan, directly and indirectly owned 47.07% and 25.76% of the Company's outstanding common stock at December 31, 1999 and 2000, respectively.

MANAGEMENT ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist principally of time deposits and money market deposit accounts.

INVENTORIES

    Inventories are stated at the lower of cost or market, using the average cost method.

PROPERTY AND EQUIPMENT

    The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. No losses from impairment have been recognized in the financial statements.

                        INTEGRATED TELECOM EXPRESS, INC.

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Property and equipment are stated at cost. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets as follows:

Machinery and equipment..........................             3-5 years
Software.........................................              3 years
Furniture and equipment..........................             5-7 years
Leasehold improvements...........................   Shorter of the lease term or
                                                      the estimated useful life

REVENUE RECOGNITION

    Revenue from product sales (other than to distributors with rights of return) is recognized upon shipment if a signed purchase order exists, the fee is fixed or determinable, collection of resulting receivables is probable and product returns are reasonably estimable. Subsequent to the sale of the products, the Company has no obligation to provide any modification or customization, upgrades, enhancements or any postcontract customer support. Revenues from shipments to distributors with rights of return are deferred until the distributor resells the inventory. Upon shipment, the Company also provides for the estimated costs that may be incurred for product warranties.

    In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"),"Revenue Recognition in Financial Statements." SAB 101 provides interpretative guidance on the recognition, presentation, and disclosure of revenue in financial statements under certain circumstances. The Company adopted the provisions of SAB 101 in these financial statements for all periods presented. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

RESEARCH AND DEVELOPMENT

    Research and development costs are expensed as incurred. The Company has not capitalized any software development costs to date and is in compliance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of software development costs begins upon the establishment of technological feasibility of the product. After technological feasibility is established, material software development costs are capitalized. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility, and the general availability of such software has been short, and as such, software development costs qualifying for capitalization have been insignificant.

ADVERTISING EXPENSES

    Advertising expenses are charged to operations when incurred and totaled $0, $63,000, and $70,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

                        INTEGRATED TELECOM EXPRESS, INC.

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) STOCK-BASED COMPENSATION

    The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB
No. 25"), "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost is, in general, recognized based on the difference, if any, between the fair market value of the Company's stock on the date of grant and the amount an employee must pay to acquire the stock. Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS
No. 123 and Emerging Issues Task Force 96-18. Deferred stock-based compensation is being amortized using the graded vesting method in accordance with Financial Accounting Standards Board Interpretation No. 28 ("FIN No. 28") over the vesting period of each respective option, which is generally four years. Under the graded vesting method, each option grant is separated into portions based on its vesting terms which results in acceleration of amortization expense for the overall award.

INCOME TAXES

    The Company accounts for income taxes under the liability approach whereby the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. A valuation allowance is established for any deferred tax assets for which realization is uncertain.

NET LOSS PER SHARE

    Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period less any shares subject to repurchase. Diluted net loss per share is the same as basic net loss per share for the periods presented because potentially dilutive common shares, composed of common shares issuable upon the exercise of stock options and warrants and shares subject to repurchase, are not considered when their effect would be to increase the net loss per share.

BUSINESS SEGMENTS

    The Company operates in one reportable segment, using one measurement of profitability for its business. The Company has sales and long-lived assets outside the United States, as further described in Note 11.

COMPREHENSIVE INCOME

    Effective January 1, 1999, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources and does not differ from net losses for the years ended December 31, 1998, 1999, and 2000 respectively.

                        INTEGRATED TELECOM EXPRESS, INC.

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and capital lease obligations are carried at cost, which approximates their fair value because of the short-term maturity of these instruments or bearing interest at market rates.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the balance sheet and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 2000. In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137 (SFAS 137), (Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement
No. 133." In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133." The Company will adopt SFAS 133, as amended by SFAS 137 and SFAS 138, in the first fiscal quarter of 2001, and does not expect the adoption to have a material effect on its financial condition or results of operations.

    In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25." FIN 44 clarifies, among other issues (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial position or results of operations.

2. RELATED PARTY TRANSACTIONS

SHARED FACILITIES, PURCHASE OF PRODUCTS AND SERVICES

    In June 1998, the Company sold certain assets, mainly trademarks, licensing agreements and service contracts, to Integrated Technology Express, Inc. ("ITE") and its U.S. subsidiary ("ITE-US") for $1,911,000 in cash and $1,931,000 in a note receivable. The note is due in five equal, annual installments beginning July 1, 1998 and bears interest at 6% per annum. As ITE and the Company have certain common stockholders, the excess of $2,853,999 of the sales price over the net book value of the assets sold was credited to additional paid-in capital. At December 31, 2000, the current and long-term portions of the note receivable amounted to $487,000 and $306,000, respectively. Interest income on these notes was $45,000, $80,000 and $50,000 in 1998, 1999 and 2000
respectively, of which $45,000, $35,000 and $22,000 was accrued at December 31, 1998, 1999 and 2000.

    In March 1998, the Company entered into a reimbursement agreement with ITE-US, a related party, to share facilities and services of administrative staff and resources. Under the agreement, the parties allocate the costs of the shared portion of their respective operations, using methods that the Company's management believes are reasonable. Such allocations are not necessarily indicative of the

                        INTEGRATED TELECOM EXPRESS, INC.

2. RELATED PARTY TRANSACTIONS (CONTINUED) costs that would have been incurred by the Company in transactions with unrelated third parties. The agreement has no expiration date. The total amounts the Company billed and was reimbursed by ITE-US were $2,539,000 and $1,936,000 in 1998, $843,000 and $812,000 in 1999, and $383,000 and $514,000 in 2000,
respectively. Amounts billed to ITE-US are principally related to general and administrative services and are offset against these expenses in the Statement of Operations. The Company also purchases certain of its finished products from the same party, which amounted to $746,000 and $4,124,000 for the year ended December 31, 1999 and 2000, respectively. Additionally, in 1998 ITE-US performed certain nonrecurring engineering services for the Company in the amount of $290,000. At December 31, 1998, 1999, and 2000 the net balance due to (from) the Company was $313,000, $192,000, and $(566,000) respectively.

PURCHASE OF RAW MATERIALS

    The Company purchases the wafers for its products from UMC and is dependent upon UMC as its sole manufacturer of its integrated circuits. For the year ended December 31, 1999 and 2000, total purchases from UMC amounted to $2,509,000 and $15,951,000, respectively. At December 31, 1999 and 2000, the net balance due UMC was $634,000, and $4,111,000, respectively.

STOCKHOLDERS NOTES RECEIVABLE

    In May 2000, a director of the Company exercised 80,000 options for common stock in exchange for two full recourse promissory notes collateralized by common stock for a total of $262,000. The notes have an interest rate of LIBOR plus 2%, adjusted on a quarterly basis. Interest and principal mature in May 2004.

    In June 2000, an executive of the Company exercised 80,000 stock options with an exercise price of $3.00 per share in exchange for a promissory note with full recourse. The notes have an interest rate of LIBOR plus 2%, adjusted on a quarterly basis. Interest and principal mature in June 2004.

    The total amount of these notes receivable, including accrued interest, of $528,000, is recorded as an offset to equity.

    In 1999, the Company granted its former Chief Executive Officer a loan in the amount of $462,000 bearing interest of 7.75%. Interest income recognized for the years ended December 31, 1999 and 2000 was $15,000 and $16,000 respectively. The loan was repaid in June 2000.

                        INTEGRATED TELECOM EXPRESS, INC.

3. BALANCE SHEET DETAIL

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
INVENTORY:
  Raw materials.............................................  $   119    $   374
  Work in progress..........................................       --      1,300
  Finished goods............................................    1,774      4,393
                                                              -------    -------
                                                              $ 1,893    $ 6,067
                                                              =======    =======

PROPERTY AND EQUIPMENT:
  Machinery and equipment...................................  $   874    $ 2,188
  Software..................................................    1,912      7,423
  Furniture and equipment...................................      994      1,673
  Leasehold improvements....................................       55      1,322
                                                              -------    -------
                                                                3,835     12,606
  Less: Accumulated depreciation and amortization...........   (1,695)    (3,797)
                                                              -------    -------
                                                              $ 2,140    $ 8,809
                                                              =======    =======

    At December 31, 2000, the Company had $4.6 million of property and equipment under capital leases. The accumulated amortization at December 31, 2000 and amortization expenses for the year ended December 31, 2000 was $1.2 million.

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
ACCRUED EXPENSES AND OTHER LIABILITIES:
  Deferred revenue..........................................    $167      $  549
  Accrued commission and compensation costs.................     600       3,675
  Reserve for purchase commitments..........................      --       3,300
  Other accruals............................................     108       1,095
                                                                ----      ------
                                                                $875      $8,619
                                                                ====      ======

    RESERVE FOR PURCHASE COMMITMENTS: Based on market conditions at the time the December 31, 2000 financial statements were prepared, the Company estimated that demand for Apollo 2 products was less than originally estimated when certain non-cancelable production orders were placed. As a result, a reserve was established to cover expected future losses related to these commitments.

4. LICENSING AND ROYALTY ARRANGEMENTS

    In April 1998, the Company entered into a ten year licensing agreement with an unrelated party. Under the terms of the agreement, the Company licensed certain technology to develop, manufacture and distribute products. Initial payments for the license were $5,000,000. In addition, the Company is obligated to pay royalties on sales of products including such technology at rates ranging from 2.5% to 6% with minimum royalties totalling $3,000,000, payable in 1999, 2000, 2001 in the amounts of

                        INTEGRATED TELECOM EXPRESS, INC.

4. LICENSING AND ROYALTY ARRANGEMENTS (CONTINUED)
$500,000, $1,000,000 and $1,500,000, respectively. The Company paid $1,250,000 of the minimum royalty payments through 2000.

    The Company has capitalized the $8.0 million cost of this license including minimum royalties and is amortizing the cost of the license on a straight-line basis over its estimated useful life of seven years. Minimum royalties are expensed in the year payable. Total amortization expense, including amortization of minimum royalties, was $0, $1.2 million and $1.7 million in the year ended December 31, 1998, 1999 and 2000, respectively.

5. INCOME TAXES

    Deferred tax assets consist of the following (in thousands):

                                                                  YEAR ENDED
                                                                  DECEMBER 31
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Deferred tax assets:
  Net Operating Loss Carryforwards..........................  $  8,545   $  5,571
  Research Credit Carryforward..............................     1,820      2,042
  Capitalized R&D...........................................       700        700
  Reserves and Accruals.....................................       317        979
  Depreciation and Amortization.............................       515      1,001
                                                              --------   --------
Gross Deferred Tax Asset....................................    11,898     10,293
Valuation Allowance.........................................   (11,898)   (10,293)
                                                              --------   --------
Net Deferred Tax Assets.....................................  $     --   $     --
                                                              ========   ========

    Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 1999 and December 31, 2000.

    At December 31, 2000, the Company had approximately $16,071,000 of federal and $1,823,000 of state net operating loss carryforwards available to reduce future taxable income which will begin to expire in 2013 for federal and 2003 for state tax purposes, respectively. Under the Tax Reform Act of 1986, the amounts of benefits from net operating loss carryforwards may be impaired or limited as the Company has incurred a cumulative ownership change of more than 50%, as defined, over a three year period.

                        INTEGRATED TELECOM EXPRESS, INC.

6. NET LOSS PER SHARE

    The following table sets forth the computation of basic and diluted net loss per share for the period indicated:

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1998        1999        2000
                                                              ---------   ---------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Numerator:
Net loss....................................................   $(9,296)   $(13,708)   $(20,136)
                                                               =======    ========    ========
Denominator:
  Shares used in computing basic and diluted net loss per
    share...................................................    23,058      23,148      30,484
                                                               =======    ========    ========
Basic and diluted net loss per share attributable to common
  stockholders..............................................   $ (0.40)   $  (0.59)   $  (0.66)
                                                               =======    ========    ========
Antidilutive securities including options, warrants,
  convertible preferred stock and restricted stock rights
  not included in loss per shares calculation...............     8,683      19,759      12,982
                                                               =======    ========    ========

7. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK.

    In October 1998, the Company issued to a third-party 1,428,571 shares of Series A Convertible Preferred Stock at $3.50 per share. In connection with the issuance of Series A Convertible Preferred Stock, the Company issued a warrant to purchase a total of 714,286 shares of convertible preferred stock with an exercise price of $3.50 per share. The warrant is exercisable at any time until October 2003.

    During October and November 1999, the Company issued to various third parties 10,000,000 shares of Series B Convertible Preferred Stock at $4.00 per share. In connection with the issuance of Series B Convertible Preferred Stock, the Company issued two warrants to purchase a total of 500,000 shares of convertible preferred stock with an exercise price of $4.00 per share. The warrants are exercisable at any time until October 2004.

    The warrants issued in connection with Series A and Series B Convertible Preferred Stock were valued at approximately $1.32 and $2.04, respectively.

    The convertible preferred stock was converted into common stock upon the Company's initial public offering in August 2000, and above warrants converted into warrants exercisable in shares of common stock. The Company has reserved 1,214,286 shares of common stock for the conversion of the outstanding warrants.

                        INTEGRATED TELECOM EXPRESS, INC.

                         NOTES TO FINANCIAL STATEMENTS

7. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

    The Company estimated the fair value of each warrant using the Black-Scholes option pricing model using the following assumptions in addition to the estimated fair value of the stock and the exercise price:

                                                             SERIES A   SERIES B
                                                             --------   --------
Fair value of preferred stock..............................   $2.88      $4.00
Risk free interest rate....................................    4.18%      6.03%
Expected life..............................................    term       term
Dividend yield.............................................       0%         0%
Expected volatility........................................      50%        50%

    In determining the estimated fair value of the convertible preferred stock, the Company considered among other things, the sale of similar securities to outside parties, the relative level of revenues and other operating results, the absence of a public trading market for the Company's securities and the competitive nature of the Company's market.

    The following table summarizes the activity of convertible preferred stock and warrants to purchase convertible preferred stock:

                                                          SERIES A               SERIES B         WARRANTS           TOTAL
                                                     -------------------   --------------------   ---------   -------------------
                                                      SHARES     AMOUNT     SHARES     AMOUNT      AMOUNT      SHARES     AMOUNT
                                                     --------   --------   --------   ---------   ---------   --------   --------
                                                                                    (IN THOUSANDS)
Balances at December 31, 1997......................       --    $    --         --    $     --     $    --         --    $     --
Issuance of preferred stock for cash...............    1,429      4,120         --          --         880      1,429       5,000
                                                      ------    -------    -------    --------     -------    -------    --------
Balances at December 31, 1998......................    1,429      4,120         --          --         880      1,429       5,000
Issuance of preferred stock for cash...............       --         --     10,000      38,980       1,020     10,000      40,000
                                                      ------    -------    -------    --------     -------    -------    --------
Balances at December 31, 1999......................    1,429      4,120     10,000      38,980       1,900     11,429      45,000
Conversion upon initial public offering............   (1,429)    (4,120)   (10,000)    (38,980)     (1,900)   (11,429)    (45,000)
                                                      ------    -------    -------    --------     -------    -------    --------
Balances at December 31, 2000......................        0    $     0          0    $      0     $     0          0    $      0
                                                      ======    =======    =======    ========     =======    =======    ========

8. STOCK OPTION PLANS

   In January 1996, the Company authorized the 1996 Stock Option Plan (the "1996 Plan") under which the board of directors may issue incentive stock options ("ISOs") or nonstatutory stock options ("NSOs") to employees, officers, directors and consultants of the Company or any parent or subsidiary of the Company. Under the 1996 Plan, 13,000,000 shares of the Company's common stock have been reserved for stock options issuance. ISOs and NSOs to purchase shares of common stock were granted at not less than 100% and 85%, respectively, of the fair market value of the shares at the date of grant, as determined by the board of directors, and generally expire six years from the date of grant. Options which are granted to optionees who own more than 10% of the total combined voting power of all classes of Company's stock were granted at not less than 110% of the fair market value of the shares at the date of grant, as determined by the board of directors. The term of options granted to the optionees who own more than 10% of the total combined voting power of all classes of stock of the Company is five years from the date of grant or shorter term as provided in the written option agreement. Options granted under the 1996 Plan generally vest and become exercisable over four years from the date the option is granted.

                        INTEGRATED TELECOM EXPRESS, INC.

8. STOCK OPTION PLANS (CONTINUED)
    On May 15, 2000, the board of directors adopted the 2000 Stock Incentive Plan (the "2000 Plan"). The 2000 Plan replaced the 1996 Plan upon the Company's initial public offering. The 2000 Plan provides for the grant of ISOs as well as NSOs. The board of directors administers the 2000 Plan and has sole discretion to grant options to purchase shares of the Company's common stock. The board of directors determines the term of each option, option price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options and the rate at which each option is exercisable. The exercise price for options granted will be determined by the board of directors, and for ISOs the exercise price shall not be less than 100% of the fair market value per share of the underlying common stock on the date granted (110% of fair market value for ISOs granted to holders of more than 10% of the voting stock of the Company). The exercise price for NSOs shall not be less than 100% of the fair market value per share of the underlying common stock on the date granted, except for options granted pursuant to a merger or other corporate transaction. The term of the options shall be set forth in the applicable option agreement, except that in the case of ISOs the option term shall not exceed ten years (five years for ISOs granted to holders of more than 10% of the total combined voting power of the Company). The aggregate number of shares of stock that may be delivered upon the exercise of awards granted shall be 2,500,000 plus an annual increase to be added on the first day of the Company's fiscal year beginning in 2001, equal to the lesser of (i) 2,500,000 shares, (ii) 4% of the outstanding shares on such date or (iii) a lesser amount determined by the board.

    Activity under the Company's Stock Option Plans is summarized as follows:

                                                                        OPTIONS OUTSTANDING      WEIGHTED
                                                          SHARES     -------------------------   AVERAGE
                                                        AVAILABLE      NUMBER       EXERCISE     EXERCISE
                                                        FOR GRANT    OF SHARES       PRICE        PRICE
                                                        ----------   ----------   ------------   --------
Balance at December 31, 1997..........................   1,118,925    2,867,600   $ 0.50-$2.55    $1.18

  Additional shares reserved..........................   3,000,000           --             --       --
  Options granted.....................................  (5,471,500)   5,471,500      2.55-3.00     2.97
  Options exercised...................................          --     (316,163)     0.50-2.55     0.56
  Options canceled....................................   1,482,344   (1,482,344)     0.50-2.55     1.50
                                                        ----------   ----------   ------------    -----
Balance at December 31, 1998..........................     129,769    6,540,593   $  0.50-3.00    $2.64

  Additional shares reserved..........................   2,000,000           --             --       --
  Options granted.....................................  (2,080,400)   2,080,400           3.00     3.00
  Options exercised...................................          --     (289,347)     0.50-2.55     1.16
  Options canceled....................................   1,215,496   (1,215,496)     0.50-3.00     2.79
                                                        ----------   ----------   ------------    -----
Balance at December 31, 1999..........................   1,264,865    7,116,150   $  0.50-3.00    $2.78

  Additional shares reserved..........................   5,515,851           --             --       --
  Options granted.....................................  (5,729,528)   5,729,528     3.00-23.50     6.43
  Options exercised...................................          --   (1,304,411)     0.50-4.00     2.02
  Options canceled....................................     965,812     (965,812)    3.00-18.00     7.25
                                                        ----------   ----------   ------------    -----

Balance at December 31, 2000..........................   2,017,000   10,575,455   $2.55-$23.50    $4.48
                                                        ==========   ==========   ============    =====

                        INTEGRATED TELECOM EXPRESS, INC.

8. STOCK OPTION PLANS (CONTINUED)
    The following table summarizes information about stock options outstanding at December 31, 2000:

                                                            OPTIONS OUTSTANDING
                                                   -------------------------------------    OPTIONS EXERCISABLE
                                                                   WEIGHTED                ----------------------
                                                                   AVERAGE      WEIGHTED                 WEIGHTED
                                                                  REMAINING     AVERAGE                  AVERAGE
                                                     NUMBER      CONTRACTUAL    EXERCISE     NUMBER      EXERCISE
EXERCISE PRICE                                     OUTSTANDING   LIFE (YEARS)    PRICE     EXERCISABLE    PRICE
- --------------                                     -----------   ------------   --------   -----------   --------
$2.55............................................     557,477     3.27 years     $ 2.55       446,213     $ 2.55
$3.00............................................   5,463,230     4.17 years       3.00     2,359,862       3.00
$4.00-$5.00......................................   3,468,250     5.22 years       4.06            --         --
$6.25-$8.03......................................     108,000     5.53 years       7.63            --         --
$12-$13..........................................     269,838     5.49 years      12.58            --         --
$13.13-$13.38....................................     211,000     5.46 years      13.37            --         --
$14.00-$17.50....................................     317,660     5.69 years      16.18            --         --
$18.00...........................................     160,000     5.62 years      18.00       100,000      18.00
$23.50...........................................      20,000     5.67 years      23.50             0         --
                                                   ----------     ----------     ------     ---------     ------
$2.55-$23.50.....................................  10,575,455     4.61 years     $ 4.48     2,906,075     $ 3.45
                                                   ==========     ==========     ======     =========     ======

2000 RESTRICTED STOCK PURCHASE PLAN

    On May 15, 2000 the board of directors adopted the 2000 Restricted Stock Purchase Plan (the "RSPP"). The RSPP provides for the grant of rights to purchase restricted common stock, subject to certain restrictions, to employees, directors and consultants and terminates automatically in 2010, unless terminated sooner. As of December 31, 2000, a total of 1,000,000 shares were reserved for issuance pursuant the RSPP. The board of directors administers the RSPP and has sole discretion to grant rights to purchase restricted common stock. The board of directors determines the term of each grant, including exercise price and number of shares for each right granted. Pursuant to the RSPP, each stock purchase right issued under the plan is restricted for a period of four years from the date of grant. 100% of the restricted shares are released from restriction on the fourth anniversary of grant; provided, that the shares may be released early from the restriction subject to satisfaction of a variety of milestones relating to revenue, gross margin, market capitalization and total equity raised in initial and secondary public offerings.

    In the year ended December 31, 2000, the company granted rights to purchase 760,000 shares of restricted common stock with a weighted average exercise price of $5.61 and a weighted average fair value of $10.74 per share.

    At December 31, 2000, concurrently with the Company's initial public offering, no additional shares are available for grant.

                        INTEGRATED TELECOM EXPRESS, INC.

8. STOCK OPTION PLANS (CONTINUED)
    The following table summarizes information about rights to purchase restricted common stock outstanding at December 31, 2000:

                                                                     RIGHTS OUTSTANDING AND
                                                                           EXERCISABLE
                                                              -------------------------------------
                                                                              WEIGHTED
                                                                              AVERAGE      WEIGHTED
                                                                             REMAINING     AVERAGE
                                                                NUMBER      CONTRACTUAL    EXERCISE
EXERCISE PRICE                                                OUTSTANDING   LIFE (YEARS)    PRICE
- --------------                                                -----------   ------------   --------
$4.00.......................................................    580,000         5.3         $ 4.00
$5.00.......................................................     50,000         5.4         $ 5.00
$13.00......................................................    130,000         5.5         $13.00
                                                                -------         ---         ------
$4.00--$13.00...............................................    760,000         5.4         $ 5.61
                                                                =======         ===         ======

2000 EMPLOYEE STOCK PURCHASE PLAN

    In May 2000, the Board approved the 2000 Employee Stock Purchase Plan ("ESPP Plan"). The ESPP Plan permits eligible employees to purchase common stock through payroll deductions (which cannot exceed 10% of the employee's compensation) at the lower of 85% of fair market value at the beginning of the applicable offering period or at the end of each interim period. During fiscal 2000, no shares had been issued under the ESPP Plan and at December 31, 2000 there were 600,000 shares available under this plan. Subsequent to December 31, 2000, the Board of Directors approved an increase to 1,454,173 shares available.

APB NO. 25 COMPENSATION COSTS TO EMPLOYEES

    As calculated under APB No. 25, deferred stock-based compensation costs related to stock options granted to employees amounted to $266,000 through December 31, 1999 and $48,073,000 through December 31, 2000, of which $71,000,
$51,000, and $19,482,000 was expensed in 1998, 1999, and 2000 respectively.

SFAS NO. 123 COMPENSATION COSTS TO CONSULTANTS

    For the years ended December 31, 1998, 1999, and 2000 the Company granted options of 380,000 shares, zero shares and 312,500 shares respectively for the Company's common stock, amounting to an aggregate exercise price at December 31, 1999 of $1,219,000 and $4,552,000 at December 31, 2000 to
consultants and advisors under the 1996 Plan. Certain of these options vest over periods of up to four years and the Company will be required to record the change in the fair value of these options at each reporting date prior to vesting and then finally at the vesting date of the option. The Deferred stock-based compensation expense balance computed in accordance with SFAS No. 123 related to these options was $313,000, $1,150,000 and $178,000 at December 31, 1998, 1999 and 2000, respectively. Amortization of deferred stock-based compensation expenses amounted to $155,000, $213,000, and $1,726,000 for the year ended December 31, 1998, 1999 and 2000 respectively.

                        INTEGRATED TELECOM EXPRESS, INC.

8. STOCK OPTION PLANS (CONTINUED)
    Total compensation expenses for employees, consultants and advisors were allocated among the associated expense categories as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                 1998         1999         2000
                                                              ----------   ----------   ----------
                                                                         (IN THOUSANDS)
Cost of revenue.............................................     $ --         $ --       $   800
                                                                 ----         ----       -------
Research and development....................................       58           97         7,753
Sales and marketing.........................................       57           86         4,192
General and administrative..................................      111           81         8,463
                                                                 ----         ----       -------
Operating expenses..........................................      226          264        20,408
                                                                 ----         ----       -------
                                                                 $226         $264       $21,208
                                                                 ====         ====       =======

SFAS NO. 123 PRO FORMA DISCLOSURES

    In accordance with the provisions of SFAS No. 123, the fair value of each option granted to employees was estimated using the following assumptions for option grants during 1999 and 2000: dividend yield of 0%; expected volatility of 0% for all periods before June 13, 2000 (the date of first filing of the Registration Statement) and 62% afterwards; risk-free interest rates ranging from 4.90% to 6.69%; and expected life of five years. The weighted average fair value of options granted in 1998, 1999 and 2000 was $1.20, $0.74 and $9.99, respectively.

    For purposes of SFAS No. 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation expense for the Company's stock option plan been determined on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123, the Company's net loss would have been increased to the following approximate pro forma amounts:

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1998          1999          2000
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
SFAS No. 123 pro forma net loss applicable to common
  stockholders..............................................   $(10,704)     $(15,963)     $(24,413)
SFAS No. 123 pro forma basic and diluted net loss per share
  applicable to common stockholders.........................   $  (0.46)     $  (0.60)     $  (0.80)

    The pro forma impact of options on the net losses for the year ended December 31, 1998, 1999, and 2000 is not representative of the effects on net income (loss) for future years, as future years will include the effects of options vesting as well as the impact of multiple years of stock option grants.

9. 401 (K) PLAN

    The Company's employee savings and retirement plan qualifies under
Section 401(k) of the Internal Revenue Code. Employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The Company currently does not make matching or additional contributions to the 401(k) Plan on its employees' behalf.

                        INTEGRATED TELECOM EXPRESS, INC.

10. CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company limits the amount of deposits to any one financial institution and financial instrument. The Company invests its excess cash principally in certificates of deposit and money market accounts with four financial institutions in the U.S. At times, the balances may exceed federally insured limits.

    The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company also performs an analysis of the expected collectibility of accounts receivable and makes an allowance for doubtful accounts receivable when necessary. For the year ended December 31, 1999, two customers accounted for 44.3% and 10.9% of net revenues. At December 31, 1999, two customers accounted for 44% and 22% of total accounts receivable. For the year ended December 31, 2000, two customers accounted for 11.6% and 11.1% of net revenues. At December 31, 2000, two customers accounted for 32% and 21% of total accounts receivable.

11. GEOGRAPHIC INFORMATION

    The Company operates in a single industry segment. The Company's accounts receivable are derived from revenues generated from the following geographic regions:

                                                             YEARS ENDED DECEMBER 31,
                                                       ------------------------------------
                                                          1998         1999         2000
                                                       ----------   ----------   ----------
                                                                  (IN THOUSANDS)
Korea................................................     $ --        $  373      $32,189
United States........................................       --         1,432        9,534
Taiwan...............................................       --         1,109        5,387
Europe...............................................       --             7        3,921
Rest of Asia.........................................       --           132        3,031
                                                          ----        ------      -------
                                                          $ --        $3,053      $54,062
                                                          ====        ======      =======

    Long-term assets of geographic areas are those assets used in the Company's operations in each area.

                                                                1999       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Long-term Assets:
  USA.......................................................   $2,122     $8,545
  Taiwan....................................................       18        264
                                                               ------     ------
                                                               $2,140     $8,809
                                                               ======     ======

12. COMMITMENTS AND CONTINGENCIES

    The Company leases its facilities and equipment in California, Texas and Taiwan under noncancelable operating and capital leases which will expire at various dates through February 2011. As

                        INTEGRATED TELECOM EXPRESS, INC.

12. COMMITMENTS AND CONTINGENCIES (CONTINUED) of December 31, 2000, the following were the future minimum obligations for the years ended December 31 (in thousands).

                                                              OPERATING   CAPITAL
                                                               LEASES      LEASES
                                                              ---------   --------
2001........................................................   $ 3,173      1,488
2002........................................................     3,402      1,524
2003........................................................     3,564        354
2004........................................................     3,734
2005........................................................     3,910
2006 and thereafter.........................................    18,319
                                                               -------     ------
Total minimum lease payments................................   $36,102      3,366
                                                               =======
Less: amounts representing interest.........................                 (334)
                                                                           ------
Present value of minimum obligations........................                3,032
Less: Current portion.......................................               (1,290)
                                                                           ------
                                                                           $1,742
                                                                           ======

    The semiconductor industry has experienced a substantial amount of litigation regarding patent and other intellectual property rights. From time to time, we have received and may receive in the future, communications alleging that our products or our processes may infringe on product or process technology rights held by others. We may in the future be involved in litigation with respect to alleged infringement by us of another party's patents. In the future, we may be involved with litigation to:

    - Enforce out patent or other intellectual property rights.

    - Protect our trade secrets and know-how.

    - Defend against claims of infringement or invalidity.

    - Such litigation could result in the future in substantial costs and diversion of management resources. Such litigation could also result in payment of substantial damages and/or royalties or prohibitions against utilization of essential technologies, and could have material adverse effect on our business, financial condition and results of operations.

13. SUBSEQUENT EVENT

    On March 28, 2001, the board of directors adopted a stockholder rights plan, pursuant to which the Company declared a dividend of one right for each share of common stock held by stockholders of record as of May 11, 2001. Unless redeemed by the Company prior to the occurrence of certain events, the rights will entitle the holders to purchase for $22.50 a fraction of a share of our preferred stock with economic terms similar to that of one share of our common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Registrant will file a definitive proxy statement within 120 days after the end of the fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders currently scheduled for May 18, 2001, and the information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item with respect to directors is incorporated by reference to the Proxy Statement. The information required by this Item with respect to executive officers is set forth herein under the heading "Executive Officers of the Registrant". Information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item with respect to the compensation of our executive officers is incorporated by reference to the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference to the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a. The following documents are filed as part of this Annual Report on Form 10-K.

1.  Financial Statements

The financial statements and financial statement information required by this Item are included in Item 8 of this report. The Report of the Independent Public Accountants appears on page 40 of this report.

2.  Financial Statement Schedules

    See Index to financial statements on page 39 of this report.

3.  Exhibits

    The following is a list of exhibits. Where so indicated, exhibits that were previously filed are incorporated by reference.

       EXHIBIT
       NUMBER                                   DESCRIPTION
- ---------------------                           -----------
       3.1              Fourth Amended and Restated Certificate of Incorporation of
                        the Registrant (incorporated herein by reference to Exhibit
                        (3.2) to the Registrant's Registration Statement on Form
                        S-1, as amended (SEC File No. 333-39128), filed on June 13,
                        2000).
       3.2              Restated Bylaws of the Registrant (incorporated herein by
                        reference to Exhibit (4.3) to the Registrant's Registration
                        Statement on Form S-1, as amended (SEC File No. 333-39128), filed on June 13, 2000).
       4.1              Specimen certificate of common stock (incorporated herein by reference to Exhibit (4.1) to the Registrant's Registration
                        Statement on Form S-1, as amended (SEC File No. 333-39128), filed on June 13, 2000).
       4.2              Warrant to Purchase Series A Convertible Preferred Stock
                        dated October 29, 1998, between the Registrant and Intel
                        Corporation (incorporated herein by reference to Exhibit
                        (4.4) to the Registrant's Registration Statement on Form
                        S-1, as amended (SEC File No. 333-39128), filed on June 13,
                        2000).
       4.3              Warrant to Purchase Series B Convertible Preferred Stock
                        dated October 6, 1999, between the Registrant and Taiwan
                        Special Opportunities Fund II (incorporated herein by
                        reference to Exhibit (4.5) to the Registrant's Registration
                        Statement on Form S-1, as amended (SEC File No. 333-39128), filed on June 13, 2000).
       4.4              Warrant to Purchase Series B Convertible Preferred Stock
                        dated October 6, 1999, between the Registrant and Hanmore
                        Investment Corporation (incorporated herein by reference to
                        Exhibit (4.6) to the Registrant's Registration Statement on
                        Form S-1, as amended (SEC File No. 333-39128), filed on June
                        13, 2000).
       4.5              First Amended and Restated Stockholders' Agreement dated as of October 6, 1999, between the Registrant and certain
                        stockholders of the Registrant (incorporated herein by
                        reference to Exhibit (4.7) to the Registrant's Registration
                        Statement on Form S-1, as amended (SEC File No. 333-39128), filed on June 13, 2000).
      10.1              Form of Indemnification Agreement between the Registrant and each of its directors and officers (incorporated herein by reference to Exhibit (10.1) to the Registrant's Registration
                        Statement on Form S-1, as amended (SEC File No. 333-39128), filed on June 13, 2000).
      10.2              Employment, Confidentiality and Invention Assignment
                        Agreement dated June 28, 1999, between the Registrant and
                        Richard H. Forte (incorporated herein by reference to
                        Exhibit (10.2) to the Registrant's Registration Statement on
                        Form S-1, as amended (SEC File No. 333-39128), filed on June
                        13, 2000).

       EXHIBIT
       NUMBER                                   DESCRIPTION
- ---------------------                           -----------
      10.3              Employment, Confidentiality and Invention Assignment
                        Agreement dated March 21, 1997, between the Registrant and
                        Young Way Liu (incorporated herein by reference to Exhibit
                        (10.3) to the Registrant's Registration Statement on Form
                        S-1, as amended (SEC File No. 333-39128), filed on June 13,
                        2000).
      10.4              Employment, Confidentiality and Invention Assignment
                        Agreement dated May 11, 1998, between the Registrant and
                        Timothy A. Rogers (incorporated herein by reference to
                        Exhibit (10.4) to the Registrant's Registration Statement on
                        Form S-1, as amended (SEC File No. 333-39128), filed on June
                        13, 2000).
      10.5              Timothy A. Rogers Offer Letter dated April 30, 1998
                        (incorporated herein by reference to Exhibit (10.5) to the
                        Registrant's Registration Statement on Form S-1, as amended
                        (SEC File No. 333-39128), filed on June 13, 2000).
      10.6              Employment, Confidentiality and Invention Assignment
                        Agreement between the Registrant and Jow Peng (incorporated herein by reference to Exhibit (10.6) to the Registrant's
                        Registration Statement on Form S-1, as amended (SEC File No.
                        333-39128), filed on June 13, 2000).
      10.7              Jow Peng Offer Letter dated August 18, 1997 (incorporated
                        herein by reference to Exhibit (10.7) to the Registrant's
                        Registration Statement on Form S-1, as amended (SEC File No.
                        333-39128), filed on June 13, 2000).
      10.8              Employment, Confidentiality and Invention Assignment
                        Agreement dated June 24, 1998, between the Registrant and
                        Max (Ming Kang) Liu (incorporated herein by reference to
                        Exhibit (10.8) to the Registrant's Registration Statement on
                        Form S-1, as amended (SEC File No. 333-39128), filed on June
                        13, 2000).
      10.9              Max (Ming Kang) Liu Offer Letter dated April 10, 1997
                        (incorporated herein by reference to Exhibit (10.9) to the
                        Registrant's Registration Statement on Form S-1, as amended
                        (SEC File No. 333-39128), filed on June 13, 2000).
      10.10             Robert A. Gardner Offer Letter dated September 24, 1999
                        (incorporated herein by reference to Exhibit (10.10) to the
                        Registrant's Registration Statement on Form S-1, as amended
                        (SEC File No. 333-39128), filed on June 13, 2000).
      10.10.1           Employment, Confidentiality and Invention Assignment
                        Agreement dated September 27, 1999, between the Registrant and Robert M. Gardner (incorporated herein by reference to
                        Exhibit (10.10.1) to the Registrant's Registration Statement
                        on Form S-1, as amended (SEC File No. 333-39128), filed on
                        June 13, 2000).
      10.11             Brian Gillings Offer Letter dated July 9, 1999 (incorporated herein by reference to Exhibit (10.11) to the Registrant's
                        Registration Statement on Form S-1, as amended (SEC File No.
                        333-39128), filed on June 13, 2000).
      10.11.1           Employment, Confidentiality and Invention Assignment
                        Agreement dated July 19, 1999, between the Registrant and
                        Brian Gillings (incorporated herein by reference to Exhibit
                        (10.11.1) to the Registrant's Registration Statement on Form
                        S-1, as amended (SEC File No. 333-39128), filed on June 13,
                        2000).
      10.12             Ralph A. Cognac Offer Letter dated October 6, 1999
                        (incorporated herein by reference to Exhibit (10.12) to the
                        Registrant's Registration Statement on Form S-1, as amended
                        (SEC File No. 333-39128), filed on June 13, 2000).
      10.12.1           Employment, Confidentiality and Invention Assignment
                        Agreement dated October 12, 1999, between the Registrant and
                        Ralph Cognac (incorporated herein by reference to Exhibit
                        (10.12.1) to the Registrant's Registration Statement on Form
                        S-1, as amended (SEC File No. 333-39128), filed on June 13,
                        2000).
      10.13             1996 Stock Plan (incorporated herein by reference to Exhibit
                        (10.13) to the Registrant's Registration Statement on Form
                        S-1, as amended (SEC File No. 333-39128), filed on June 13,
                        2000).

       EXHIBIT
       NUMBER                                   DESCRIPTION
- ---------------------                           -----------
      10.14             Amendment to Option Agreements for Certain Individuals under the 1996 Stock Plan (incorporated herein by reference to
                        Exhibit (10.14) to the Registrant's Registration Statement
                        on Form S-1, as amended (SEC File No. 333-39128), filed on
                        June 13, 2000).
      10.15             2000 Restricted Stock Plan (incorporated herein by reference to Exhibit (10.15) to the Registrant's Registration
                        Statement on Form S-1, as amended (SEC File No. 333-39128), filed on June 13, 2000).
      10.16             2000 Stock Plan (incorporated herein by reference to Exhibit
                        (10.16) to the Registrant's Registration Statement on Form
                        S-1, as amended (SEC File No. 333-39128), filed on June 13,
                        2000).
      10.17             2000 Employee Stock Purchase Plan (incorporated herein by
                        reference to Exhibit (10.17) to the Registrant's
                        Registration Statement on Form S-1, as amended (SEC File No.
                        333-39128), filed on June 13, 2000).
      10.18             Sublease Agreement dated September 21, 1997, between the
                        Registrant and McAffee Associates Inc. (incorporated herein by reference to Exhibit (10.18) to the Registrant's
                        Registration Statement on Form S-1, as amended (SEC File No.
                        333-39128), filed on June 13, 2000).
      10.19             Technology Cooperation Agreement dated March 8, 2000,
                        between the Registrant and United Microelectronics
                        Corporation (incorporated herein by reference to Exhibit
                        (10.19) to the Registrant's Registration Statement on Form
                        S-1, as amended (SEC File No. 333-39128), filed on June 13,
                        2000).
      10.20             Capacity and Loading Agreement dated February 14, 2000,
                        between the Registrant and United Microelectronics
                        Corporation (incorporated herein by reference to Exhibit
                        (10.20) to the Registrant's Registration Statement on Form
                        S-1, as amended (SEC File No. 333-39128), filed on June 13,
                        2000).
      10.21+            License Agreement dated April 20, 1998, between the
                        Registrant and Alcatel Bell N.V. (incorporated herein by
                        reference to Exhibit (10.21) to the Registrant's
                        Registration Statement on Form S-1, as amended (SEC File No.
                        333-39128), filed on June 13, 2000).
      10.22             Spinoff Agreement dated June 2000 between the Registrant and
                        United Microelectronics Corporation (incorporated herein by reference to Exhibit (10.22) to the Registrant's
                        Registration Statement on Form S-1, as amended (SEC File No.
                        333-39128), filed on June 13, 2000).
      10.23+            Portfolio Cross-License Agreement between Texas Instruments
                        Incorporated and United Microelectronics Corporation dated
                        August 6, 1999 (incorporated herein by reference to Exhibit
                        (10.23) to the Registrant's Registration Statement on Form
                        S-1, as amended (SEC File No. 333-39128), filed on June 13,
                        2000).
      10.24             Ying Shiau Offer Letter dated June 6, 2000 (incorporated
                        herein by reference to Exhibit (10.24) to the Registrant's
                        Registration Statement on Form S-1, as amended (SEC File No.
                        333-39128), filed on June 13, 2000).
      10.25             Employment, Confidentiality and Invention Assignment
                        Agreement dated June 8, 2000, between the Registrant and
                        Ying Shiau (incorporated herein by reference to Exhibit
                        (10.25) to the Registrant's Registration Statement on Form
                        S-1, as amended (SEC File No. 333-39128), filed on June 13,
                        2000).
      10.26             Lease Agreement dated September 21, 2000, between the
                        Registrant and Granum Holdings (incorporated herein by
                        reference to Exhibit (10.1) to the Registrant's Quarterly
                        Report on Form 10-Q (SEC File No. 000-31259), filed on
                        November 14, 2000).
      10.27             Steve C.H. Lin Offer Letter dated October 23, 2000.
      10.28             Employment, Confidentiality and Invention Assignment
                        Agreement dated June 8, 2000 between the Registrant and
                        Steve C.H. Lin.

       EXHIBIT
       NUMBER                                   DESCRIPTION
- ---------------------                           -----------
      10.29             Amendment No. 2 to Consent to Sublease dated December 15,
                        2000, by and among the Registrant, Network Associates Inc., and John Arrillaga Survivor's Trust and Richard T. Peery
                        Separate Property Trust.
      10.30             Lease Agreement dated November 27, 2000, between the
                        Registrant and John Arrillaga Survivor's Trust and
                        Richard T. Peery Separate Property Trust.
      10.31             Factory Building Leasing Contract between the Registrant and
                        Lian Ce Science & Technology Joint Stock Company, Ltd.
                        (translation).
      10.32++           Technology License Agreement dated May 30, 2000, between the
                        Registrant and MIPS Technologies, Inc., as amended.
      10.33++           Design License Agreement dated September 11, 2000, between the Registrant and ARM Limited.
      10.34++           ARM MicroPack License Agreement dated October 30, 2000,
                        between the Registrant and ARM Limited.
      10.35++           ASIC Development Agreement dated December 7, 2000, by and
                        among the Registrant, Fujitsu Microelectronics Europe GmbH, and Fujitsu Microelectronics Inc.
      10.36++           Source Code License Agreement dated October 17, 2000,
                        between the Registrant and Wind River Systems, Inc.
      10.37++           Value Added Reseller Agreement dated October 31, 2000,
                        between the Registrant and Wind River Systems, Inc.
      23.1              Consent of PricewaterhouseCoopers LLP, Independent
                        Accountants.

+ Confidential treatment has been granted with respect to portions of this exhibit.

++ A request for confidential treatment for portions of this agreement has been submitted to the Commission. Omitted portions have been filed separately with the Commission.

b.  Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               INTEGRATED TELECOM EXPRESS, INC.

                                               By:                   /s/ DANIEL CHEN
                                                    ------------------------------------------------
                                                                       Daniel Chen
                                                           INTERIM CHIEF EXECUTIVE OFFICER AND
                                                           CHAIRMAN OF THE BOARD OF DIRECTORS
DATE: MARCH 30, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

                  SIGNATURE                                   TITLE                       DATE
                  ---------                                   -----                       ----
               /s/ DANIEL CHEN                 Interim Chief Executive
    ------------------------------------         Officer and Chairman of the         March 30, 2001
                 Daniel Chen                     Board of Directors

                                               Senior Vice President and Chief
            /s/ TIMOTHY A. ROGERS                Financial Officer
    ------------------------------------         (Principal Financial and            March 30, 2001
              Timothy A. Rogers                  Accounting Officer)

              /s/ YOUNG WAY LIU
    ------------------------------------       Vice Chairman of the Board of         March 31, 2001
                Young Way Liu                    Directors

            /s/ PETER J. COURTURE
    ------------------------------------       Secretary and Director                March 30, 2001
              Peter J. Courture

    ------------------------------------       Director                              March   , 2001
                  Terry Gou

                /s/ DAVID LAM
    ------------------------------------       Director                              March 30, 2001
                  David Lam

               /s/ JOHN CIOFFI
    ------------------------------------       Director                              March 30, 2001
                 John Cioffi

            /s/ MICHAEL CALLAHAN
    ------------------------------------       Director                              March 30, 2001
              Michael Callahan

               /s/ SENA REDDY
    ------------------------------------       Director                              March 30, 2001
                 Sena Reddy