Form 10-Q
period 2001-03-31
INTEGRATED TELECOM EXPRESS INC/ CA
filed 2001-05-15
CIK 1116201

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

Commission File Number 000-31259

Integrated Telecom Express, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0403748 (IRS Employer Identification Number)
400 Race Street San Jose, California 95126 (Address of principal executive offices)	95126 (Zip Code)

(408) 792-0797
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the Registrant's Common Stock as of May 11, 2001 was 42,773,446.

INTEGRATED TELECOM EXPRESS, INC.
INDEX

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED TELECOM EXPRESS, INC
Condensed Balance Sheets
(In Thousands)

	March 31, 2001	December 31, 2000
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$136,941	$149,073
Accounts receivable	2,902	7,630
Inventories, net	4,289	6,067
Prepaid expenses and other current assets	2,539	2,470

Total current assets	146,671	165,240
Property and equipment, net	10,328	8,809
Licenses, net	6,101	6,408
Other assets	2,179	933

Total assets	$165,279	$181,390

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$3,132	$8,690
Accrued expenses and other liabilities	3,968	8,619
Current portion of payable for licenses	2,475	2,625
Current portion under capital leases	1,319	1,290

Total current liabilities	10,894	21,224
Long term liabilities	1,438	1,742

Total liabilities	12,332	22,966

Stockholders' equity (*)
Common stock	42	42
Additional paid-in capital	230,801	235,066
Notes receivable from stockholders	(537)	(528)
Deferred stock-based compensation	(19,906)	(27,592)
Accumulated deficit	(57,453)	(48,564)

Total stockholders' equity	152,947	158,424

Total liabilities and stockholders' equity	$165,279	$181,390

(*)
Common shares outstanding were 42,773 and 42,709 as of March 31, 2001 and December 31, 2000 respectively.

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRATED TELECOM EXPRESS, INC.
Condensed Statement of Operations
(Unaudited, In Thousands Except per Share Data)

	For the Three Months Ended March 31,
	2001	2000
Net revenue	$6,925	$4,115
Cost of revenue (inclusive of stock-based compensation expenses of $24 and $0)	5,591	2,750

Gross profit	1,334	1,365

Operating expenses:
Research and development (inclusive of stock-based compensation expense of $1,235 and $157)	6,779	2,798
Sales and marketing (inclusive of stock-based compensation expense of $699 and $346)	2,258	1,484
General and administrative (inclusive of stock-based compensation expense of $1,215 and $259)	3,241	1,242

Total operating expenses	12,278	5,524

Operating loss	(10,944)	(4,159)
Interest and other income, net	2,056	464

Net loss	$(8,888)	$(3,695)

Basic and diluted net loss per share	$(0.21)	$(0.16)

Shares used in computing basic and diluted net loss per share	42,469	23,378

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRATED TELECOM EXPRESS, INC.
Condensed Statement Of Cash Flows
(Unaudited, In Thousands)

	For the Three Months Ended March 31,
	2001	2000
Cash flows from operating activities
Net loss	$(8,888)	$(3,695)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	596	528
Amortization of deferred stock-based compensation	3,173	762
Reserve for adverse purchase commitments	759	—
Accrued interest income from stockholders	(9)	—
Changes in current assets and liabilities:
Accounts receivable	4,728	(1,095)
Inventory	1,778	579
Receivable from related party	60	105
Prepaid expenses and other current asset	(129)	(331)
Accounts payable	(5,559)	464
Accrued expenses and other liabilities	(5,409)	347
Other assets	(1,246)	—

Net cash used in operating activities	(10,146)	(2,336)

Cash flows from investing activities
Purchases of property, equipment and licenses	(1,848)	(1,023)
Net cash used in investing activities	(1,848)	(1,023)

Cash flows from financing activities
Proceeds from issuance of common stock, net	247	84
Principal payments on capital lease	(385)	—

Net cash provided by / (used in) financing activities	(138)	84

Net decrease in cash and cash equivalents	(12,132)	(3,275)
Cash and cash equivalents at beginning of period	149,073	38,513

Cash and cash equivalents at end of period	$136,941	$35,238

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO FINANCIAL STATEMENTS

Nature of Operations

    Integrated Telecom Express, Inc. ("ITeX" or the "Company", formerly Integrated Technology Express, Inc.) was incorporated in California in May 1995 and re-incorporated in Delaware in May 1999. The Company designs and sells integrated circuit and software solutions to the broadband access communications equipment industry. The Company's products include integrated circuits, software, turn-key reference designs, network interface cards ("NIC"s) and test systems that enable communications equipment manufacturers to provide high-speed, cost-effective, asymmetric digital subscriber line, or ADSL, equipment to communications service providers and their customers. The industry in which the Company operates is characterized by rapid technological change and significant volatility of product prices.

    United Microelectronics Corporation ("UMC"), a public company in Taiwan, directly and indirectly owned 28.3% of the Company's outstanding common stock at March 31, 2001.

Unaudited Interim Financial Statement

    The accompanying unaudited condensed financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and March 31, 2000 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. The unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of and for the three months ended March 31, 2001 and 2000. These financial statements and notes thereto are unaudited and should be read in conjunction with ITeX's audited financial statements for the year ended December 31, 2000 included in ITeX's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 2, 2001. The balance sheet as of December 31, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the three months ended March 31, 2001 are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 2001. Certain prior period balances have been reclassified to conform to the current period presentation.

Management Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company places its short-term investments in commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. The Company primarily invests its cash with four financial institutions in the U.S. At times, the balances held in bank accounts may exceed federally insured limits.

    The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company also performs an analysis of the expected collectibility of accounts receivable and makes an allowance for doubtful accounts receivable when necessary.

Customer Concentrations

    Four customers accounted for 23.7%, 20.8%, 14.4% and 13.5% of revenue in the three months ended March 31, 2001. At March 31, 2001, one customer accounted for 55.8% of total accounts receivable. Two customers accounted for 36.3% and 11.0% of revenue in the three months ended March 31, 2000. At March 31, 2000, three customers accounted for 39.5%, 14.7% and 13.4% of total accounts receivable.

Comprehensive Income

    The Company has adopted SFAS 130, "Reporting Comprehensive Income;" however, the effects of the adoption were immaterial to all periods presented and comprehensive loss comprises only the accumulated loss.

Business Segments

    The Company operates in one reportable segment, the sale of products for the ADSL market, using one measurement of profitability for its business. The Company sells primarily to original equipment manufacturers and companies in the communications industry.

Geographic Information

    The Company has sales and marketing operations located in the United States, Taiwan and China, and derives revenue from the following geographic locations.

	For the Three Months Ended
	March 31, 2001	March 31, 2000
	(Unaudited, In Thousands)
Net revenue:
Asia
Korea	5,245	657
Taiwan	108	884
Rest of Asia	91	540

Total of Asia	5,444	2,081
Europe	1,437	208
USA	44	1,826

Total	6,925	4,115

Long-term assets:
USA	9,818	2,149
Taiwan	502	73
Others	8	—

Total	10,328	2,222

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

	For the Three Months Ended March 31,
	2001	2000
Numerator:
Net loss applicable to common stockholders	$(8,888)	$(3,695)

Denominator:
Weighted average shares used in computing basic and diluted net loss per share applicable to common stockholders	42,469	23,378

Basic and diluted net loss per share applicable to common stockholders	$(0.21)	$(0.16)

Antidilutive securities including options, warrants, convertible preferred stock and restricted stock rights not included in loss per shares calculation	14,211	8,583

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

    As of March 31, 2001 and December 31, 2000, all of the Company's investments in debt securities were classified as available-for-sale with changes in market value recorded as unrealized gains and losses in accumulated other comprehensive income until their disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific-identification method.

Inventory

    Inventory is stated at the lower cost or market, cost being determined using the average cost method. The components of inventory are as follows (in thousands):

	March 31, 2001	December 31, 2000
	(unaudited)
Inventories:
Raw material	$76	$374
Work-in-progress	2,027	1,300
Finished goods	2,186	4,393

Inventories, net	$4,289	$6,067

Unfavorable Purchase Commitments

    Based on current market conditions and the transition progress from Apollo Two to Apollo Three products, the Company estimated that certain non-cancelable production orders would result in obsolete inventory. Accordingly, the Company established a reserve for unfavorable purchase commitments, resulting in a charge of $759,000 for the three months ended March 31, 2001.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the balance sheet and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 2000. In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133." The Adoption of SFAS 133, as amended by SFAS 137 and SFAS 138, in the three months ended March 31, 2001 did not have a material effect on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. These forward-looking statements include but are not limited to those statements identified in this report with an asterisk (*) symbol. Additional forward-looking statements may be identified by the words "anticipate", "believe", "expect", "intend", "will" and similar expressions, as they relate to us or our management.

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

    The following discussion and analysis should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this Report and with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the SEC on April 2, 2001.

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

    We sell our products to manufacturers of customer premises equipment and telecommunications service providers' central office equipment. Our revenue is currently derived from sales of our Apollo and SAM product families. Sales of Apollo Two products represented 62.3% of revenue in the three months ended March 31, 2000 and 48.4% of revenue in the three months ended March 31, 2001. We are currently managing the transition from Apollo Two to Apollo Three. We anticipate declining demand and prices for Apollo Two as our customers move their system designs to our lower-cost Apollo Three or competing products.* We anticipate that our Apollo and SAM product families will continue to generate substantially all of our revenue for the foreseeable future.* To date, we have derived a substantial portion of our revenue from a limited number of customers, and we expect to continue to rely on a limited number of customers.* During the three months ended March 31, 2000, Victron, Inc. and Score Zap Ind. Co., Ltd. accounted for 36.3% and 11.0% of our revenue. During the three months ended March 31, 2001, Samsung Electronics Co., Ltd., Alcatel Bell N.V., ACN Technologies Inc. and Daeyu Co., Ltd. accounted for 23.7%, 20.8%, 14.4%, and 13.5% of our revenue.

    We have focused our initial sales and marketing efforts on worldwide communications equipment manufacturers. We currently sell through our direct sales force, independent sales representatives and distributors. Our sales personnel are based in Santa Clara, California; Round Rock, Texas; Beijing, China; and Taipei, Taiwan. For the three months ended March 31, 2000, sales to customers in Asia accounted for 50.6% of our revenue and our sales to customers in South Korea constituted 16.0% of our revenue. For the three months ended March 31, 2001, sales to customers in Asia accounted for 78.6% of our revenue and our sales to customers in South Korea constituted 75.7% of our revenue. We estimate that of our sales to U.S. communications equipment manufacturers in the three months ended March 31, 2000 and 2001, approximately 36.3% and 0% were ultimately intended for equipment for service providers in the South Korean market. Combined with direct sales to South Korea during the same periods, our estimated revenue exposure to the South Korean market during these periods was 52.3% and 75.7%. We anticipate that a substantial portion of our revenue will continue to be derived from Asia for the foreseeable future.* All revenue is denominated in U.S. dollars.

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

    Revenue from product sales other than to distributors is recognized upon shipment if a signed purchase order exists, the fee is fixed or determinable, collection of resulting receivables is reasonably assured and product returns are reasonably estimable. Revenue from shipments to distributors with the right of return is deferred until the distributor resells the inventory. Upon shipment, we also provide for the estimated costs that may be incurred for product warranties. We develop and market personal computer network interface cards, or NICs, to the ADSL market in addition to the sale of integrated circuit and software products. We outsource the manufacturing of these cards to a manufacturer in Taiwan, which incorporates our integrated circuits.

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

    Research and development expenses consist primarily of salaries and related personnel expenses, prototype development costs, fees paid to outside service providers and overhead allocated to product development of our integrated circuits, software and underlying technologies. All research and development costs are expensed as incurred. Our research and development efforts are periodically subject to significant, non-recurring costs and fees that can cause significant variability in our quarterly research and development expenses. We expect to increase our research and development expenses as we continue to develop new products and enhance our core technologies.*

    Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing, applications engineering support and customer service functions as well as costs associated with promotional and other marketing expenses. We intend to expand our direct and indirect sales operations substantially, both domestically and internationally.* In addition, we expect sales and marketing expenses to increase as we expand our customer service and support organization.*

    General and administrative expenses include personnel and related costs associated with executive management, finance, accounting, human resources, information services and facilities.

    In connection with the grant of stock options and equity compensation to our employees, technical advisors and directors, we have recorded deferred stock-based compensation expense of $19,906 million as of March 31, 2001. Deferred stock-based compensation represents the difference between the grant price and the deemed fair value of our common stock options granted during these periods. Deferred stock-based compensation expense for options granted is being amortized using the graded vesting method, in accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 28, over the vesting period of each respective option, which is generally four years. Under the graded vesting method, each option grant is separated into portions based on its vesting terms, which results in acceleration of amortization expense for the overall award. Deferred stock-based compensation for options granted to non-employees is accounted for in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123 and Emerging Issues Task Force 96-18. Deferred stock-based compensation is presented as a reduction of stockholders' equity.

    We have recorded no provision for federal or state income taxes for any period since our inception because we have incurred losses in each period. Net operating loss carryforwards will expire at various dates from 2003 through 2013 if they are not utilized.

    We experienced a net loss of $(3,695) million for the three months ended March 31, 2000 and a net loss of $(8,888) million for the three months ended March 31, 2001. Our accumulated deficit as of March 31, 2001 was $(57,453) million.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

    The following table sets forth, for the periods indicated, our statements of operations data as percentages of our revenues. Our results of operations are reported as one reportable business segment.

	For the Three Months Ended March 31
	2001	2000
Revenue	100%	100%
Cost of revenue	81	67

Gross profit	19	33

Operating expenses:
Research and development	98	68
Sales and marketing	32	36
General and administrative	47	30

Total operating expenses	177	134

Operating loss	(158)	(101)
Interest and other income, net	30	11

Net loss	(128)	(90)

    Net Revenue.  Net revenue increased from $4.1 million for the three months ended March 31, 2000 to $6.9 million for the three months ended March 31, 2001. This increase was primarily attributable to growth in sales of Apollo Two chipsets, Apollo Three chipsets and Apollo Three NICs.

For the three months ended March 31, 2000, our Apollo Two chipsets accounted for 62.3% of our net revenue. For the three months ended March 31, 2001, Apollo Two chipsets accounted for 48.4% of our net revenue, Apollo Three chipsets accounted for 28.4% of our net revenue, Apollo Three NICs accounted for 20.9% of our net revenue and all other products accounted for 2.3% of our net revenue. Net revenue from customers outside of the United States represented 55.6% and 99.4% of our revenue for the three months ended March 31, 2000 and for the three months ended March 31, 2001, respectively. We expect that net revenue generated from customers outside of the United States will continue to account for a significant percentage of our net revenue.* Due to current market conditions, we anticipate that our net revenue will decline in fiscal 2001 compared to fiscal 2000.*

    Cost of Revenue and Gross Profit.  Cost of revenue increased from $2.8 million for the three months ended March 31, 2000 to $5.6 million for the three months ended March 31, 2001. This increase was primarily attributable to growth in sales of Apollo Two chipsets, Apollo Three chipsets and Apollo Three NICs and an increase in charges associated with deferred stock-based compensation expense. License fee amortization was $428,571 and $553,571 for the three months ended March 31, 2000 and 2001. Amortization of deferred stock based compensation was $0 and $24,000 for the three months ended March 31, 2000 and the three months ended March 31, 2001, respectively.

    Cost of revenue for the three months ended March 31, 2001 also includes a $759,000 charge related to purchase commitments outstanding as of March 31, 2001. Based on current market conditions, the Company estimated that demand for Apollo Two products was less than originally estimated when certain non-cancelable production orders were placed. As a result, reserves were established to cover expected future losses related to these commitments in both the three months ended December 31, 2000 and the three months ended March 31, 2001.

    Our gross profit was $1.4 and $1.3 million in the three months ended March 31, 2000 and March 31, 2001, respectively. The decrease in gross margin from the three months ended March 31, 2000 to the three months ended March 31, 2001 was primarily attributable to pricing pressure in the industry, increasing sales of NICs, which have a lower gross margin than chipset sales, as a percentage of our total revenue, and the effect of a $759,000 charge associated with a reserve for Apollo Two inventory.

    Research and Development.  Research and development expenses increased from $2.8 million for the three months ended March 31, 2000 to $6.8 million for the three months ended March 31, 2001. The increase is primarily attributable to increases in compensation levels and payroll related expenses associated with additional personnel as well as increased charges associated with deferred stock-based compensation and increased facility expense. Amortization of deferred stock-based compensation related to research and development amounted to $157,000 and $1,235,000 for the three months ended March 31, 2000 and 2001. This increase is primarily attributable to options granted to new and existing employees in fiscal 2000. We expect that amortization of deferred stock-based compensation will decline in absolute terms in the remainder of 2001 due to the departure of certain former employees and the recent decline of our stock price and its effect on the options granted to non-employees.* We anticipate that our research and development expenses will increase in absolute dollars in the future due to planned increases in personnel, consultants and material costs.* We further anticipate that our research and development expenses will increase as a percentage of revenue in the remainder of 2001 as revenue is expected to decline in fiscal 2001 compared to fiscal 2000 and absolute research and development expenses will grow as we seek to maintain our competitiveness by developing future generations of our products.*

    Sales and Marketing.  Sales and marketing expenses increased from $1.5 million for the three months ended March 31, 2000 to $2.3 million for the three months ended March 31, 2001. This increase was primarily attributable to increased facility expense, compensation expense and accrued sales commissions. Accrued sales commissions increased proportionally to revenue, which grew in the three months ended March 31, 2001 compared to the three months ended March 31, 2000. We expect sales and marketing expenses to increase in both absolute dollars and as a percent of revenue in the remainder of 2001 as we continue to moderately expand our sales and marketing personnel to capitalize on future business opportunities, while revenue is expected to decline in fiscal 2001 compared to fiscal 2000.* Amortization of deferred stock-based compensation related to sales and marketing activities amounted to $346,000 and $699,000 for the three months ended March 31, 2000 and 2001. This increase is primarily attributable to options granted to new and existing employees in fiscal 2000. We expect that amortization of deferred stock-based compensation will decline in absolute terms in the remainder of 2001 due to the departure of certain former employees and the recent decline of our stock price and its effect on the options granted to non-employees.*

    General and Administrative.  General and administrative expenses increased from $1.2 million for the three months ended March 31, 2000 to $3.2 million for the three months ended March 31, 2001. The increase in general and administrative expense over the period was primarily attributable to increased compensation levels, one time payments to former executive officers and an increase in payroll related expenses associated with additional personnel as we grew the infrastructure to support our business expansion. Adding further to the increase was higher facility expense and increased charges associated with deferred stock-based compensation. We expect general and administrative expenses to increase in both absolute dollars and as a percent of revenue in the full fiscal year 2001 due primarily to an expected decline in revenue in fiscal 2001 compared to fiscal 2000 and additional expenses associated with new office space in San Jose, California; Hsin-Chu, Taiwan; and Beijing, China.* Amortization of deferred stock-based compensation related to general and administrative activities amounted to $259,000 and $1,215,000 for the three months ended March 31, 2000 and 2001. This increase is primarily attributable to options granted to new and existing employees in fiscal 2000. We expect that amortization of deferred stock-based compensation will decline in absolute terms in the remainder of 2001 due primarily to the departure of certain former employees and the recent decline of our stock price and its effect on the options granted to non-employees.*

    Interest and Other Income, Net.  Interest and other income, net increased from $464,000 for the three months ended March 31, 2000 to $2.1 million for the three months ended March 31, 2001. The increase was primarily attributable to significantly higher cash balances due to our initial public offering and concurrent private placement in August 2000. We anticipate that interest and other income, net will increase in fiscal 2001 compared to fiscal 2000 due to higher average cash balances on hand.* However, interest income is expected to decline on a quarter-to-quarter basis due to an anticipated lower level of market interest rates and a declining cash balance as we fund our operations.*

    Provision for Income Taxes.  We have recorded significant net operating losses since inception and therefore did not incur any significant tax liabilities in 2000 or the three months ended March 31, 2001. Net deferred tax assets are substantially derived from net operating loss carryforwards, research credits and timing differences in depreciation and amortization expenses. Based on available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable.* Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at March 31, 2000 and March 31, 2001.

    Net Loss.  Net loss increased from $(3.7) million for the three months ended March 31, 2000 to $(8.8) million for the three months ended March 31, 2001. This increase was primarily attributable to significant growth in operating expenses, including amortization of deferred stock-based compensation, offset by gross profit generated by a moderate increase in sales volumes.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations and working capital requirements through the sale of common and preferred stock, as well as by a limited amount of capital lease financing. We have also received additional funds from the exercise of stock options.

    Cash and cash equivalents were $35.2 million and $136.9 million at March 31, 2000 and 2001, respectively. The increase in cash and cash equivalents was primarily due to the net proceeds from our initial public offering in the amount of $106.1 million and the concurrent private placement of common stock to NEC Corporation in the amount of approximately $3.0 million in August 2000.

    Cash used in operating activities was $(2.3) million and $(10.1) million in the three months ended March 31, 2000 and 2001, respectively. The decrease in operating cash flows was primarily attributable to an increase in net loss from $3.7 million to $8.9 million, a significant increase in other assets and a significant decrease in accounts payable, accrued expenses and other liabilities, partly offset by a significant decrease in accounts receivable and inventory and a significant increase in amortization of deferred stock-based compensation.

    Cash used in investing activities was $(1.0) million and $(1.8) million in the three months ended March 31, 2000 and 2001, respectively. During both periods, these cash flows were due to purchases of property, equipment and licenses.

    Cash provided by (or used in) financing activities was $84,000 and $(138,000) in the three months ended March 31, 2000 and 2001, respectively. The decrease was primarily due to an increase from $84,000 to $247,000 in proceeds from issuance of common stock due to stock option exercise, offset by an increase in principal payments under capital leases of $385,000.

    As of March 31, 2001, we had recorded liabilities for licenses and capital leases in the amount of $5.1 million. In addition, we have commitments to pay various royalties to providers of intellectual property based on our future sales. We have also signed a 10-year lease agreement for our new principal executive office space in San Jose, California that commits us to pay on average $291,000 per month for the duration of the lease, and a 5 year lease agreement for our new office space in Hsin-Chu Science-Based Industrial Park in Taiwan that commits us to pay approximately $65,000 per month for the duration of the lease. While not yet committed, we anticipate small lease payments for sales office space in various other planned sales offices, particularly in China.*

    We believe that our current cash, cash equivalents, and short-term investments will be sufficient to finance our working capital and capital expenditures for at least the next 12 months.* Our management intends to invest any cash in excess of current operating requirements in short-term, interest-bearing investment-grade securities.* Our future capital requirements will depend upon many factors, including revenue growth, management of working capital, the timing of research and product development efforts and the expansion of our marketing and sales efforts.*

    If our existing cash balances and cash flows expected from future operations are not sufficient to meet our liquidity needs, we will need to raise additional funds. If adequate funds are not available on acceptable terms or at all, we may not be able to take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities, execute our business plan or otherwise respond to competitive pressures. The issuance of additional equity securities may dilute our existing stockholders.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the balance sheet and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 2000. In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133." The adoption of SFAS 133, as amended by SFAS 137 and SFAS 138, in the three months ended March 31, 2001 did not have a material effect on the Company's financial condition or results of operations.

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

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

    We incurred net losses of $8.9 million during the three months ended March 31, 2001. As of March 31, 2001, we had an accumulated deficit of $(57.5) million. We anticipate that we will incur net losses for the foreseeable future, and these losses may be substantial. We may not be able to generate sufficient revenue to achieve or maintain profitability.

BECAUSE OUR OPERATING RESULTS WILL FLUCTUATE FROM QUARTER TO QUARTER, THE PRICE OF OUR STOCK MAY DECLINE.

    Our operating results have fluctuated in the past and will fluctuate in the future on a quarterly and an annual basis due to a number of factors, many of which are outside our control. Our results of operations may fluctuate due to:

  •
  the loss of or decrease in sales to a major customer;

  •
  our failure to attract new customers;

  •
  the timing and size of orders from, and shipments to, our customers;

  •
  changes in the average cost of products;

  •
  changes in the average selling price of products;

  •
  the timing of the introduction of new or enhanced products; and

  •
  the timing and size of expenses, including research and development expenses.

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

    The market for broadband access products is characterized by rapidly changing customer requirements and short product life cycles. Accordingly, our future success will depend in large part upon our ability to:

  •
  develop and market competitive products that meet our customers' changing requirements;

  •
  develop innovative features that differentiate our products from those of our competitors;

  •
  identify and respond to emerging technological trends;

  •
  develop products that interoperate with competitors' products;

  •
  respond effectively to product announcements by others;

  •
  bring products to market on a timely basis; and

  •
  introduce products that have competitive prices.

UNCERTAINTIES IN THE TIMING OF PRODUCT TRANSITIONS MAY ADVERSELY IMPACT OUR BUSINESS.

    In bringing new products to market, we must manage a number of product transitions, including the current transition from the Apollo Two to the Apollo Three chipset. As these product transitions occur, we see declining demand and prices for older products. Our ability to manage these transitions is affected by uncertainties that may result in excess inventories of older products, accelerated price erosion, or shortages of new products. If we fail to successfully predict the direction and timing of product transitions, our business could be harmed.

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

    For the three months ended March 31, 2000 and for the three months ended March 31, 2001, 64.4% and 78.3% of our revenue was derived from sales of our Apollo chipsets. We expect that our Apollo chipsets will continue to represent a significant portion of our revenue in the foreseeable future. Therefore, we may not be able to generate sufficient revenue if these products fail to achieve broader market acceptance.

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

    If we are unable to address difficulties associated with selling our products outside the United States, such as unexpected changes in regulatory requirements, longer payment cycles and problems in collecting accounts receivable and reduced protection for intellectual property rights in foreign jurisdictions, our sales would decline and our business would be harmed. Many of these difficulties are outside of our control. A substantial portion of our revenue is derived from customers located outside the United States. For the three months ended March 31, 2000, sales to customers in Asia accounted for 50.6% of our revenue and our sales to customers in South Korea constituted 16.0% of our revenue. For the three months ended March 31, 2001, sales to customers in Asia accounted for 78.6% of our revenue and our sales to customers in South Korea constituted 75.7% of our revenue. We estimate that of our sales to U.S. communications equipment manufacturers in the three months ended March 31, 2000 and 2001, approximately 36.3% and 0% were ultimately intended for equipment for service providers in the South Korean market. Combined with direct sales to South Korea during the same periods, our estimated revenue exposure to the South Korean market during these periods was 52.3% and 75.7%. We anticipate that a substantial portion of our revenue will continue to be derived from Asia for the foreseeable future. We do not have any long-term commitments from our Asian customers and demand for our products in Asia may not continue to grow. In addition, use of ADSL technology in South Korea, and thus the demand for our products in South Korea, is related in part to a government-sponsored initiative encouraging deployment of ADSL. If alternative superior technologies are developed, support for the initiative may be withdrawn, or demand from our customers in South Korea may decrease, and our business would be harmed.

BECAUSE DEVELOPMENT OF NEW PRODUCTS REQUIRES SUBSTANTIAL TIME AND EXPENSE, WE MAY NOT BE ABLE TO RECOVER OUR DEVELOPMENT COSTS AND ACHIEVE AN ADEQUATE RETURN ON INVESTMENT.

    The development of new products requires substantial time and expense. Improvements to existing products or the introduction of new products by our competitors or us may replace or provide lower cost alternatives to our existing products or render these products obsolete, unmarketable or inoperable. Therefore, we may not be able to recover the costs of the development of our products and achieve an adequate return on investment.

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

  •
  pay substantial damages, including treble damages, if we are found to have willfully infringed the intellectual property of another;

  •
  halt the manufacture, sale and use of infringing products or technology;

  •
  obtain licenses to the infringing technology, which may not be available on commercially reasonable terms, or at all; or

  •
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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS, AND THE LOSS OF, OR A SIGNIFICANT REDUCTION IN ORDERS FROM, ANY OF THEM COULD HARM OUR OPERATING RESULTS.

    If we are not successful in maintaining relationships with our customers and obtaining new customers, our business and results of operations will suffer. We sell our products primarily to communications equipment manufacturers. For the three months ended March 31, 2000, sales to two customers accounted for 36.3% and 11.0% of our revenue. For the three months ended March 31, 2001, sales to four customers accounted for 23.7%, 20.8%, 14.4%, and 13.5% of our revenue.

    Other than with Alcatel Bell N.V., we do not have long-term agreements with these customers relating to the sale of our products, but rather sell our products to them on an order-by-order basis. We expect to continue to be dependent upon a relatively small number of customers for a substantial portion of our revenue.

IF WE BECOME SUBJECT TO PRODUCT RETURNS AND PRODUCT LIABILITY CLAIMS RESULTING FROM DEFECTS IN OUR PRODUCTS, WE MAY FAIL TO ACHIEVE MARKET ACCEPTANCE OF OUR PRODUCTS AND OUR BUSINESS COULD BE HARMED.

    We develop complex products in an evolving marketplace. Despite testing by our customers, and us software or hardware defects may be found in existing or new products. These defects could result in a delay in recognition or loss of revenue, loss of market share or failure to achieve market acceptance. Additionally, these defects could result in financial or other damages to our customers, cause us to incur significant warranty, support and repair costs and divert the attention of our engineering personnel from our product development efforts. In such circumstances, our customers could also seek and obtain damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

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

    Furthermore, we completed a restructuring of our executive management team in February 2001, which included the resignations of three of our executive officers, including our former President and Chief Executive Officer. We are currently searching for a new President and Chief Executive Officer, and our Chairman of the Board of Directors is serving as our Interim Chief Executive Officer. If we are unable to attract and retain a highly skilled executive to serve as our President and Chief Executive Officer, we may not be able to continue to execute our strategy or manage our growth, either of which could harm our business and results of operations. In addition, our Senior Vice President, Corporate Strategy and Product Planning resigned in April 2001. We have recently assigned new or expanded roles to many of our current executive officers. If our management team fails to adapt to these new roles, our business and results of operations could suffer.

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

  •
  other variants of DSL, including high bit rate DSL, integrated DSL, symmetric DSL and very high bit rate DSL;

  •
  other access solutions provided by telecommunications service providers such as transmission through initiation of a temporary Internet connection over an analog modem, integrated services digital networks and high capacity T1/E1 line services;

  •
  broadband cable technologies;

  •
  broadband wireless technologies; and

  •
  broadband satellite technologies.

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

  •
  changes in estimates of our financial performance or changes in recommendations by securities analysts; and

  •
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

    As of May 11, 2001, our principal stockholders, executive officers, directors and their affiliates own or control approximately 43.7% of our common stock. Accordingly, our principal stockholders, executive officers, directors and their affiliates, as a group, may have the ability to control the election of a majority of the members of our board of directors and the outcome of corporate actions requiring stockholder approval. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of us, or may impede a merger, consolidation, takeover or other business combination involving us. This concentration of ownership could also adversely affect our stock's market price or lessen any premium over market price that an acquiror might otherwise pay.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

    The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit, with book value approximating fair value due to short maturity. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2001, all of our investments were in money market funds, bank checking or savings accounts, or bank certificates of deposit. A hypothetical 100 basis point increase in interest rates would result in no decrease in the fair value of our available-for-sale securities as of March 31, 2001.

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

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    There are no material changes to our securities or use of proceeds from the disclosures provided in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the SEC on April 2, 2001 (File No. 000-31259).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    A. Exhibits

Exhibit Number	Description
3.1	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.
4.1	Preferred Stock Rights Agreement, dated as of April 4, 2001, between the Registrant and Fleet National Bank (incorporated herein by reference to Exhibit (4.6) to the Registrant's Registration Statement on Form 8-A (SEC File No. 000-31259), filed on April 17, 2001).

    B. Reports on Form 8-K:

      No reports on Form 8-K were filed during the quarter.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED TELECOM EXPRESS, INC.
Date: May 15, 2001	By:	/s/ TIMOTHY A. ROGERS Timothy A. Rogers Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

  PART I FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
INTEGRATED TELECOM EXPRESS, INC Condensed Balance Sheets (In Thousands)
INTEGRATED TELECOM EXPRESS, INC. Condensed Statement of Operations (Unaudited, In Thousands Except per Share Data)
INTEGRATED TELECOM EXPRESS, INC. Condensed Statement Of Cash Flows (Unaudited, In Thousands)
NOTES TO FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II OTHER INFORMATION
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES