Form 10-Q
period 2001-06-30
INTEGRATED TELECOM EXPRESS INC/ CA
filed 2001-08-14
CIK 1116201

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

Commission File Number 000-31259

Integrated Telecom Express, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0403748 (I.R.S. Employer Identification Number)
400 Race Street San Jose, California (Address of principal executive offices)	95126 (Zip Code)

(408) 792-0797
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the Registrant's Common Stock as of August 10, 2001 was 42,714,279.

INTEGRATED TELECOM EXPRESS, INC.

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED TELECOM EXPRESS, INC

Condensed Balance Sheets

(Unaudited, In Thousands)

	June 30, 2001	December 31, 2000
ASSETS:
Current assets:
Cash and cash equivalents	$127,993	$149,073
Accounts receivables	3,981	7,630
Inventories, net	2,465	6,067
Prepaid expenses and other current assets	2,255	2,470

Total current assets	136,694	165,240
Property and equipment, net	12,481	8,809
Licenses, net	4,754	6,408
Other assets	4,531	933

Total assets	$158,460	$181,390

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$5,655	$8,690
Accrued expenses and other liabilities	2,073	8,619
Current portion of payable for licenses	1,975	2,625
Current portion under capital leases	1,539	1,290

Total current liabilities	11,242	21,224
Long term liabilities	1,339	1,742

Total liabilities	12,581	22,966

Stockholders' equity (*)
Common stock	42	42
Additional paid-in capital	228,486	235,066
Notes receivable from stockholders	(367)	(528)
Deferred stock-based compensation	(15,992)	(27,592)
Accumulated deficit	(66,290)	(48,564)

Total stockholders' equity	145,879	158,424

Total liabilities and stockholders' equity	$158,460	$181,390

(*)
Common shares outstanding were 42,714 and 42,709 as of June 30, 2001 and December 31, 2000 respectively.

The accompanying notes are an integral part of these financial statements.

INTEGRATED TELECOM EXPRESS, INC.

Condensed Statements of Operations

(Unaudited, In Thousands, Except Per Share Data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2000	2001	2000
Net revenue	$4,303	$10,286	$11,228	$14,401
Cost of revenue (including stock-based compensation expense of $21, $59, $46 and $59)	2,625	5,781	8,216	8,531

Gross profit/(loss)	1,678	4,505	3,012	5,870

Operating expenses:
Research and development (inclusive of stock-based compensation expense of $922, $2,676, $2,157 and $2,833)	6,342	5,982	13,121	8,780
Sales and marketing (inclusive of stock-based compensation expense of $115, $1,256, $814 and $1,602)	1,177	2,863	3,435	4,347
General and administrative (inclusive of stock-based compensation expense of $718, $3,191, $1,933 and $3,450)	2,614	3,881	5,855	5,123
Write-off of intangible assets	1,800	—	1,800	—

Total operating expenses	11,933	12,726	24,211	18,250

Operating loss	(10,255)	(8,221)	(21,199)	(12,380)
Interest and other income, net	1,417	442	3,473	906

Net loss	$(8,838)	$(7,779)	$(17,726)	$(11,474)

Basic and diluted net loss per share	$(0.21)	$(0.33)	$(0.42)	$(0.49)

Weighted average shares of common stock outstanding used in computing basic and diluted net loss per share	$42,582	$23,598	$42,548	$23,488

The accompanying notes are an integral part of these financial statements.

INTEGRATED TELECOM EXPRESS, INC.

Condensed Statements Of Cash Flows

(Unaudited, In Thousands)

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities
Net loss	$(17,726)	(11,474)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	3,022	1,798
Amortization of deferred stock-based compensation	4,950	7,944
Write-off of intangible assets	1,800	—
Accrued Interest Income from stockholders	(16)	—
Changes in current assets and liabilities:
Accounts receivable	3,649	(4,698)
Inventory	3,602	(2,432)
Receivable from related party	60	461
Prepaid expenses and other current asset	156	(521)
Accounts payable	(3,035)	6,000
Accrued expenses and other liabilities	(6,755)	1,169
Restricted cash	(2,455)	—
Other assets	(1,144)	—

Net cash used in operating activities	(13,892)	(1,753)

Cash flows from investing activities
Purchases of property, equipment and licenses	(6,951)	(3,227)

Net cash used in investing activities	(6,951)	(3,227)

Cash flows from financing activities
Proceeds from issuance of common stock, net	247	1,332
Principal payments on capital lease	(484)	(557)

Net cash provided by / (used in) financing activities	(237)	775

Net increase in cash and cash equivalents	(21,080)	(4,205)
Cash and cash equivalents at beginning of period	149,073	38,513

Cash and cash equivalents at end of period	$127,993	34,308

The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Nature of Operations

    Integrated Telecom Express, Inc. ("ITeX" or the "Company") was incorporated in California in May 1995 and re-incorporated in Delaware in May 1999. The Company designs and sells integrated circuit and software solutions to the broadband access communications equipment industry. The Company's products include integrated circuits, software, production designs, network interface cards ("NIC"s) and test systems that enable communications equipment manufacturers to provide high-speed, cost-effective, asymmetric digital subscriber line, or ADSL, equipment to communications service providers and their customers. The industry in which the Company operates is characterized by rapid technological change and significant volatility of product prices.

    United Microelectronics Corporation ("UMC"), a public company in Taiwan, directly and indirectly owned 28.4% of the Company's outstanding common stock on June 30, 2001.

Unaudited Interim Financial Statement

    The accompanying unaudited condensed financial statements as of June 30, 2001 and for the three months and six months ended June 30, 2001 and 2000 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. The unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of and for the three months and six months ended June 30, 2001 and 2000. These financial statements and notes thereto are unaudited and should be read in conjunction with ITeX's audited financial statements for the fiscal year ended December 31, 2000 included in ITeX's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2001. The balance sheet as of December 31, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the six months ended June 30, 2001 are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 2001. Certain prior period balances have been reclassified to conform to the current period presentation.

Management Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

    Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash, cash equivalents, short-term investments, and accounts receivable. The Company places its short-term investments in commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The Company is exposed to credit risk in the event of default by the issuing institutions to the extent of the amount recorded on the balance sheet. The company primarily invests its cash with four financial institutions in the U.S. At times, the balances held in bank accounts may exceed federally insured limits.

    The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company also performs an analysis of the expected collectibility of accounts receivable and makes an allowance for doubtful accounts receivable when necessary.

Customer Concentrations

    Two customers accounted for 53.3% and 17.2% of net revenue in the three months ended June 30, 2001 and two customers accounted for 32.2% and 15.4% of net revenue in the six months ended June 30, 2001. Three customers accounted for 26.1%, 12.6% and 10.0% of net revenue in the three months ended June 30, 2000 and two customers accounted for 29.0% and 10.1% of net revenue for the six months ended June 30, 2000. At June 30, 2001, two customers accounted for 48.3% and 35.0% of total accounts receivable.

Comprehensive Income

    The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income;" however, the effects of the adoption were immaterial to all periods presented.

Business Segment

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

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
	(Unaudited)		(Unaudited)
	(In Thousands)
Net revenue:
Asia
Korea	$1,416	$4,162	$6,824	$4,921
Taiwan	353	1,244	436	2,764
Rest of Asia	135	461	219	893

Total of Asia	1,904	5,867	7,479	8,578
USA	2,399	3,720	2,232	4,916
Europe	—	699	1,517	907

Total	$4,303	$10,286	$11,228	$14,401

Long-lived assets:
USA	$11,295	$7,302	$11,295	$7,302
Taiwan	1,182	109	1,182	109
Others	4	—	4	—

Total	$12,481	$7,411	$12,481	$7,411

    Transfers between geographic areas are recorded at amounts generally above cost and in accordance with the rules and regulations of the respective governing tax authorities. Long-lived assets of geographic areas are those assets used in the Company's operations in each area.

Net Loss Per Share

    Basic and diluted net loss per common share is presented in conformity with the Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share", for all periods presented. In accordance with SFAS 128, basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2001	2000	2001	2000
Numerator:
Net loss applicable to common stockholders:	$(8,838)	$(7,779)	$(17,726)	$(11,474)

Denominator:
Weighted average shares used in computing basic and diluted, net loss per share applicable to common stockholders	42,582	23,598	42,548	23,488

Basic and diluted net loss per share applicable to common stockholders	$(0.21)	$(0.33)	$(0.42)	$(0.49)

Antidilutive securities including options, warrants, convertible preferred stock and restricted stock rights not included in loss per shares calculation	13,686	13,686	23,021	23,021

Financial Instruments

    The Company invests its excess cash in commercial paper, money market funds, government and non-government debt securities and certificates of deposits. The Company considers all highly liquid debt instruments with an original maturity or remaining maturity at date of purchase of three months or less to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

    Investments with a remaining maturity at the time of purchase of over three months are classified as short-term investments. Under the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities", management classifies investments as available-for-sale at the time of purchase and periodically reevaluates such designation.

    As of June 30, 2001 and December 31, 2000, all of the Company's investments in debt securities were classified as available-for-sale with any changes in market value recorded as unrealized gains and losses in accumulated other comprehensive income until their disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific-identification method.

Inventory

    Inventory is stated at the lower of cost or market price, cost being determined using the average cost method. The components of inventory are as follows (in thousands):

	June 30, 2001	December 31, 2000
	(unaudited)
Inventories:
Raw material	$207	$374
Work-in-progress	875	1,300
Finished goods	1,383	4,393

	$2,465	$6,067

Write-off of Intangible Assets

    During the six months ended June 30, 2001, the Company decided to discontinue the development of its ADSL Netchip. The Company had previously acquired licenses for use in the development of the Netchip. As the Company has no intention for alternative use of the technology, the licenses totaling $1.8 million have been written off.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the balance sheet and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 2000. In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133." The adoption of SFAS 133, as amended by SFAS 137 and SFAS 138, in the six months ended June 30, 2001 did not have a material effect on the Company's financial condition or results of operations.

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." This standard eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001, and applies to all business combinations accounted for under the purchase method that are completed after June 30, 2001. The implementation of this standard is not expected to have a significant impact on the Company's financial condition or results of operations.

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." This standard eliminates the amortization of goodwill, and requires goodwill to be reviewed at least annually for impairment, the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. This standard is effective for fiscal years beginning after December 15, 2001. The implementation of this standard is not expected to have a significant impact on the Company's financial condition or results of operations.

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

    The following discussion and analysis should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this Report and with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the SEC on April 2, 2001.

OVERVIEW

    We design and sell integrated circuit and software solutions to the broadband access communications equipment industry. Our products include integrated circuits, software, production designs, network interface cards, or "NIC"s, and test systems that enable communications equipment manufacturers to provide high-speed, cost-effective, asymmetric digital subscriber line, or ADSL, equipment to communications service providers and their customers. Our software includes programs that enable the basic function of our integrated circuits and production designs, and that provide access to the Internet, permitting equipment utilizing our solutions to communicate with telecommunication service providers' central office equipment.

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

    We sell our products primarily to manufacturers of customer premises equipment. We also sell Apollo-based NICs to manufacturers of telecommunications service providers' central office equipment and personal computer original equipment manufacturers. Our revenue is currently derived from sales of our Apollo and SAM product families. Sales of Apollo chipset products represented 83.0% and 66.3% of revenue in the six months ended June 30, 2000 and in the six months ended June 30, 2001, respectively. Sales of Apollo Three NICs accounted for 32.9% of our net revenue in the six months ended June 30, 2001. We anticipate that our Apollo and SAM product families will continue to generate substantially all of our revenue for the foreseeable future.* To date, we have derived a substantial portion of our revenue from a limited number of customers, and we expect to continue to rely on a limited number of customers.* During the six months ended June 30, 2000, Xpeed and Alcatel Bell N.V. accounted for 29.0% and 10.0% of our revenue. During the six months ended June 30, 2001, Alcatel Bell N.V. and Samsung Electronics Co., Ltd. accounted for 32.2% and 15.4% of our revenue.

    We have focused our initial sales and marketing efforts on worldwide communications equipment manufacturers. We currently sell through our direct sales force, independent sales representatives and distributors. Our sales personnel are based in San Jose, California; Round Rock, Texas; Taipei, Taiwan and Beijing, China. For the six months ended June 30, 2000, sales to customers in Asia accounted for 55.5% of our revenue and our sales to customers in South Korea constituted 30.0% of our revenue. For the six months ended June 30, 2001, sales to customers in Asia accounted for 66.6% of our revenue and our sales to customers in South Korea constituted 60.8% of our revenue. We estimate that of our sales to U.S. communications equipment manufacturers in the six months ended June 30, 2000 and 2001, approximately 29.0% and 0% were ultimately intended to be used by service providers in the South Korean market. Combined with direct sales to South Korea during the same periods, our estimated revenue exposure to the South Korean market during these periods was 59.1% and 60.8%. We anticipate that the geographic distribution of our revenue sources will become increasingly diversified in the foreseeable future.* All revenue is denominated in U.S. dollars.

    In general, we require approximately six months to achieve volume shipments of our products after we first contact a customer, if volume shipments are achieved at all. This process includes sale of our production design, customer board development, testing, field trials and qualification by service providers and receipt of volume orders. As a result, a significant period of time may elapse between our sales efforts and our realization of revenue.* Our customers are not obligated by long-term contracts to purchase our products and can generally cancel or reschedule orders on short notice.

    Revenue from product sales other than to distributors is recognized upon shipment if a signed purchase order exists, the fee is fixed or determinable, collection of resulting receivables is reasonably assured and product returns are reasonably estimable. Revenue from shipments to distributors with the right of return is deferred until the distributor resells the inventory. Upon shipment, we also provide for the estimated costs that may be incurred for product warranties. We develop and market personal NICs to the ADSL market in addition to the sale of integrated circuit and software products. We outsource the manufacturing of these cards to a manufacturer in Taiwan, which incorporates our integrated circuits.

    We outsource the fabrication, packaging and testing of our integrated circuits. Therefore, a significant portion of our cost of revenue consists of payments to our manufacturers. Our cost of revenue also includes expenses relating to our internal manufacturing operations as well as the amortization of fees for licensed technology. In April 1998, we licensed certain technology from Alcatel Bell N.V., an unrelated third party, to develop, manufacture and distribute products. The terms of the agreement call for an initial licensing fee of $5 million with additional royalties paid on sales of products developed at rates ranging from 2.5% to 6%. Minimum royalties payable pursuant to the agreement total $3 million, of which the Company has paid $1,750,000. The licensing fee is amortized over the estimated useful life of seven years with royalties expensed in the year incurred.

    Research and development expenses consist primarily of salaries and related personnel expenses, prototype development costs, fees paid to outside service providers and overhead allocated to product development of our integrated circuits, software and underlying technologies. All research and development costs are expensed as incurred. Our research and development efforts are periodically subject to significant, non-recurring costs and fees that can cause significant variability in our quarterly research and development expenses. We expect to increase our research and development expenses as we continue to develop new products and enhance our core technologies.*

    Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing, applications engineering support and customer service functions as well as costs associated with promotional and other marketing expenses. We intend to expand our direct and indirect sales operations, both domestically and internationally.* In addition, we expect sales and marketing expenses to increase as we expand our customer service and support organization.*

    General and administrative expenses include personnel and related costs associated with executive management, finance, accounting, human resources, information services and facilities.

    In connection with the grant of stock options and equity compensation to our employees, technical advisors and directors, we have recorded deferred stock-based compensation expense of $16.0 million as of June 30, 2001. Deferred stock-based compensation represents the difference between the grant price and the deemed fair value of our common stock options granted during these periods. Deferred stock-based compensation expense for options granted is being amortized using the graded vesting method, in accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 28, over the vesting period of each respective option, which is generally four years. Under the graded vesting method, each option grant is separated into portions based on its vesting terms, which results in acceleration of amortization expense for the overall award. Deferred stock-based compensation for options granted to non-employees is accounted for in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123 and Emerging Issues Task Force 96-18. Deferred stock-based compensation is presented as a reduction of stockholders' equity.

    We have recorded no provision for federal or state income taxes for any period since our inception because we have incurred losses in each period. Net operating loss carryforwards will expire at various dates from 2003 through 2013 if they are not utilized.

    We experienced a net loss of $11.5 million for the six months ended June 30, 2000 and a net loss of $17.7 million for the six months ended June 30, 2001. Our accumulated deficit as of June 30, 2001 was $66.3 million.

RESULTS OF OPERATIONS

Three months ended June 30, 2001 Compared to Three months ended June 30, 2000

    The following table sets forth, for the periods indicated, our statements of operations data as percentages of our revenue. Our results of operations are reported as one reportable business segment.

	For the Three months ended June 30
	2001	2000
Revenue	100%	100%
Cost of revenue	61	56

Gross profit	39	44

Operating expenses:
Research and development	147	58
Sales and marketing	27	28
General and administrative	61	38
Write-off of intangible assets	42	—

Total operating expenses	277	124

Operating loss	(238)	(80)
Interest and other income, net	33	4

Net loss	(205)	(76)

    Net Revenue.  Net revenue decreased from $10.3 million for the three months ended June 30, 2000 to $4.3 million for the three months ended June 30, 2001. This decrease was primarily attributable to the current economic slowdown in the semiconductor and communications industries, particularly in Asia and the United States. Revenue for the quarter ended June 30, 2001 included the benefit of a decrease in the reserve for sales returns and allowances of approximately $585,000. The decrease in the reserve resulted from the application of the Company's standard accounting policies and was impacted by the significant drop in revenue experienced during the first and second quarters of fiscal 2001. For the three months ended June 30, 2000, our Apollo Two chipsets accounted for 90.0% of our net revenue and all other products accounted for 10.0% of our net revenue. For the three months ended June 30, 2001, Apollo Two chipsets accounted for 7.3% of our net revenue, Apollo Three chipsets accounted for 33.4% of our net revenue, Apollo Three NICs accounted for 55.3% of our net revenue and all other products accounted for 4.0% of our net revenue. Net revenue from customers outside of the United States represented 63.8% and 44.2% of our revenue for the three months ended June 30, 2000 and for the three months ended June 30, 2001, respectively. We anticipate that the geographic distribution of our revenue sources will become increasingly diversified in the foreseeable future.* Due to current market conditions, we anticipate that our net revenue will decline in fiscal 2001 compared to fiscal 2000.*

    Cost of Revenue and Gross Profit.  Cost of revenue decreased from $5.8 million for the three months ended June 30, 2000 to $2.6 million for the three months ended June 30, 2001. This decrease was primarily due to the decrease in net revenue. License fee amortization was $429,000 and $554,000 for the three months ended June 30, 2000 and 2001. Amortization of deferred stock based compensation was $59,000 and $21,000 for the three months ended June 30, 2000 and June 30, 2001, respectively.

    Our gross profit was $4.5 million and $1.7 million in the three months ended June 30, 2000 and June 30, 2001, respectively. Gross profit, as a percentage of net revenue decreased from 43.8% to

39.0% for the three months ended June 30, 2000 and 2001, respectively. The decrease in gross margin from the three months ended June 30, 2000 to the three months ended June 30, 2001 was primarily attributable to pricing pressure in the industry and increasing sales of NICs, as a percentage of our total revenue, which have a lower gross margin than chipset sales.

    Research and Development.  Research and development expenses increased from $6.0 million for the three months ended June 30, 2000 to $6.3 million for the three months ended June 30, 2001. The increase is primarily attributable to increases in compensation levels, payroll related expenses associated with additional personnel, and facility expense. Amortization of deferred stock-based compensation related to research and development amounted to $2.7 million and $922,000 for the three months ended June 30, 2000 and 2001. This decrease is primarily attributable to the cancellation of options due to the departure of certain former employees and the recent decline of our stock price and its effect on the options granted to non-employees in 2001. We anticipate that our research and development expenses will be volatile in absolute dollars and as a percentage of revenue in the future primarily due to the timing of non-recurring engineering expenses.*

    Sales and Marketing.  Sales and marketing expenses decreased from $2.9 million for the three months ended June 30, 2000 to $1.2 million for the three months ended June 30, 2001. This decrease was primarily attributable to decreased compensation expense due to the departure of certain former employees and decreased accrued sales commissions. Accrued sales commissions decreased proportionally with revenue. We expect sales and marketing expenses to increase in both absolute dollars and as a percentage of revenue in the remainder of 2001 as we continue to moderately expand our sales and marketing personnel to capitalize on future business opportunities and as revenue is expected to increase in the second half of fiscal 2001 compared to the first half of fiscal 2001.* Amortization of deferred stock-based compensation related to sales and marketing activities amounted to $1.3 million and $115,000 for the three months ended June 30, 2000 and 2001. This decrease is primarily attributable to the cancellation of options due to the departure of certain former employees and the recent decline of our stock price and its effect on the options granted to non-employees in fiscal 2001.

    General and Administrative.  General and administrative expenses decreased from $3.9 million for the three months ended June 30, 2000 to $2.6 million for the three months ended June 30, 2001. The decrease in general and administrative expense was primarily attributable to decreased payroll related expense due to the departure of certain former employees. We expect general and administrative expenses to increase in both absolute dollars and as a percentage of revenue in the full fiscal year 2001 due primarily to an expected decline in revenue in fiscal 2001 compared to fiscal 2000 and additional expenses associated with new office space in San Jose, California; Hsin-Chu, Taiwan; and Beijing, China.* Amortization of deferred stock-based compensation related to general and administrative activities amounted to $3.2 million and $718,000 for the three months ended June 30, 2000 and 2001. This decrease is primarily attributable to the cancellation of options due to the departure of certain former employees and the recent decline of our stock price and its effect on the options granted to non-employees in fiscal 2001.

    Write-off of Intangible Assets.  During the three months ended June 30, 2001, the Company decided to discontinue the development of its ADSL Netchip project. The Company had previously licensed certain technologies for use in the development of the ADSL Netchip. As the Company has no plans for alternative use of the technologies, the value of licenses totaling $1.8 million have been written off.

    Interest and Other Income, Net.  Interest and other income, net increased from $442,000 for the three months ended June 30, 2000 to $1.4 million for the three months ended June 30, 2001. The increase was primarily attributable to significantly higher cash balances due to our initial public offering and concurrent private placement in August 2000. We anticipate that interest and other income, net will increase in fiscal 2001 compared to fiscal 2000 due to higher average cash balances on hand.* However, interest income is expected to decline on a quarter-to-quarter basis due to an anticipated lower level of market interest rates and a declining cash balance as we continue to fund our operations.*

    Provision for Income Taxes.  We have recorded significant net operating losses since inception and therefore did not incur any significant tax liabilities in 2000 or the three months ended June 30, 2001. Net deferred tax assets are substantially derived from net operating loss carryforwards, research credits and timing differences in depreciation and amortization expenses. Based on available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable.* Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at June 30, 2000 and June 30, 2001.

    Net Loss.  Net loss increased from $7.8 million for the three months ended June 30, 2000 to $8.8 million for the three months ended June 30, 2001. This increase was primarily attributable to the decrease in net revenue and significant growth in operating expenses.

Six months ended June 30, 2001 Compared to Six months ended June 30, 2000

    The following table sets forth, for the periods indicated, our statements of operations data as percentages of our revenue. Our results of operations are reported as one reportable business segment.

	For the Six months ended June 30
	2001	2000
Revenue	100%	100%
Cost of revenue	73	59

Gross profit	27	41

Operating expenses:
Research and development	117	61
Sales and marketing	31	30
General and administrative	52	36
Write-off of intangible assets	16	—

Total operating expenses	216	127

Operating loss	(189)	(86)
Interest and other income, net	31	6

Net loss	(158)	(80)

    Net Revenue.  Net revenue decreased from $14.4 million for the six months ended June 30, 2000 to $11.2 million for the six months ended June 30, 2001. This decrease was primarily attributable to the current economic slowdown in the semiconductor and communications industries, particularly in Asia and the United States. Revenue for the six months ended June 30, 2001 included the benefit of a decrease in the reserve for sales returns and allowances of approximately $585,000. The decrease in the reserve resulted from the application of the Company's standard accounting policies and was impacted by the significant drop in revenue experienced during the first and second quarters of fiscal 2001. For the six months ended June 30, 2000, our Apollo Two chipsets accounted for 83.0% of our net revenue, and all other products accounted for 17.0% of our net revenue. For the six months ended June 30, 2001, Apollo Two chipsets accounted for 33.9% of our net revenue, Apollo Three chipsets accounted for 30.3% of our net revenue, Apollo Three NICs accounted for 32.9% of our net revenue and all other products accounted for 2.9% of our net revenue. Net revenue from customers outside of the

United States represented 65.9% and 80.1% of our revenue for the six months ended June 30, 2000 and for the six months ended June 30, 2001, respectively. We anticipate that the geographic distribution of our revenue sources will be increasingly diversified in the foreseeable future.* Due to current market conditions, we anticipate that our net revenue will decline in fiscal 2001 compared to fiscal 2000.*

    Cost of Revenue and Gross Profit.  Cost of revenue decreased from $8.5 million for the six months ended June 30, 2000 to $8.2 million for the six months ended June 30, 2001. This decrease was primarily attributable to the decrease in net revenue. License fee amortization was $857,000 and $1.1 million for the six months ended June 30, 2000 and 2001. Amortization of deferred stock based compensation was $59,000 and $46,000 for the three months ended June 30, 2000 and the three months ended June 30, 2001, respectively.

    Cost of revenue for the six months ended June 30, 2001 also includes a $608,000 charge related to purchase commitments. Based on current market conditions, the Company estimated that demand for Apollo Two products was less than originally estimated when certain non-cancelable production orders were placed. As a result, reserves were established to cover expected future losses related to these commitments.

    Our gross profit was $5.9 and $3.0 million in the six months ended June 30, 2000 and June 30, 2001, respectively. Gross profit, as a percentage of net revenue decreased from 40.8% to 26.8% for the six months ended June 30, 2000 and 2001, respectively. The decrease in gross margin from the six months ended June 30, 2000 to the six months ended June 30, 2001 was primarily attributable to pricing pressure in the industry, increasing sales of NICs, as a percentage of our total revenue, which have a lower gross margin than chipset sales, and the effect of a $759,000 charge associated with a reserve for Apollo Two inventory.

    Research and Development.  Research and development expenses increased from $8.8 million for the six months ended June 30, 2000 to $13.1 million for the six months ended June 30, 2001. The increase is primarily attributable to increases in compensation levels, payroll related expenses associated with additional personnel, and facility expense. Amortization of deferred stock-based compensation related to research and development amounted to $2.8 and $2.2 million for the six months ended June 30, 2000 and 2001. This decrease is primarily attributable to the cancellation of options due to the departure of certain former employees and the recent decline of our stock price and its effect on the options granted to non-employees in fiscal 2001. We anticipate that our research and development expenses will be volatile in absolute dollars and as a percentage of revenue in the future primarily due to the timing of non-recurring engineering expenses.*

    Sales and Marketing.  Sales and marketing expenses decreased from $4.3 million for the six months ended June 30, 2000 to $3.4 million for the six months ended June 30, 2001. This decrease was primarily attributable to decreased compensation expense due to the departure of certain former employees and decreased accrued sales commissions. Accrued sales commissions decreased proportionally with revenue. We expect sales and marketing expenses to increase in both absolute dollars and as a percentage of revenue in the remainder of fiscal 2001 as we continue to moderately expand our sales and marketing personnel to capitalize on future business opportunities and as our revenue is expected to increase in the second half of fiscal 2001 compared to the first half of fiscal 2001.* Amortization of deferred stock-based compensation related to sales and marketing activities amounted to $1.6 million and $814,000 for the six months ended June 30, 2000 and 2001. This decrease is primarily attributable to the cancellation of options due to the departure of certain former employees and the recent decline of our stock price and its effect on the options granted to non-employees in fiscal 2001.

    General and Administrative.  General and administrative expenses increased from $5.1 million for the six months ended June 30, 2000 to $5.9 million for the six months ended June 30, 2001. The increase in general and administrative expense was primarily attributable to increased compensation levels, one time payments to former executive officers and an increase in payroll related expenses associated with additional personnel as we grew the infrastructure to support our business expansion and the higher facility expense. We expect general and administrative expenses to increase in both absolute dollars and as a percentage of revenue in the full fiscal year 2001 due primarily to an expected decline in revenue in fiscal 2001 compared to fiscal 2000 and additional expenses associated with new office space in San Jose, California; Hsin-Chu, Taiwan; and Beijing, China.* Amortization of deferred stock-based compensation related to general and administrative activities amounted to $3.5 million and $1.9 million for the six months ended June 30, 2000 and 2001. This decrease is primarily attributable to the cancellation of options due to the departure of certain former employees and the recent decline of our stock price and its effect on the options granted to non-employees in fiscal 2001.

    Write-off of Intangible Assets.  During the six months ended June 30, 2001, the Company decided to discontinue the development of its ADSL Netchip project. The Company had previously licensed certain technologies for use in the development of the ADSL Netchip. As the Company has no plans for alternative use of the technologies, the value of licenses totaling $1.8 million have been written off.

    Interest and Other Income, Net.  Interest and other income, net increased from $906,000 for the six months ended June 30, 2000 to $3.5 million for the six months ended June 30, 2001. The increase was primarily attributable to significantly higher cash balances due to our initial public offering and concurrent private placement in August 2000. We anticipate that interest and other income, net will increase in fiscal 2001 compared to fiscal 2000 due to higher average cash balances on hand.* However, interest income is expected to decline on a quarter-to-quarter basis due to an anticipated lower level of market interest rates and a declining cash balance as we continue to fund our operations.*

    Provision for Income Taxes.  We have recorded significant net operating losses since inception and therefore did not incur any significant tax liabilities in 2000 or the six months ended June 30, 2001. Net deferred tax assets are substantially derived from net operating loss carryforwards, research credits and timing differences in depreciation and amortization expenses. Based on available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable.* Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at June 30, 2000 and June 30, 2001.

    Net Loss.  Net loss increased from $11.5 million for the six months ended June 30, 2000 to $17.7 million for the six months ended June 30, 2001. This increase was primarily attributable to decrease in net revenue, significant growth in operating expenses, and a one time charge of adverse purchase commitments.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations and working capital requirements through the sale of common and preferred stock, as well as by a limited amount of capital lease financing. We have also received additional funds from the exercise of stock options.

    Cash and cash equivalents were $34.3 million and $128.0 million at June 30, 2000 and 2001, respectively. The increase in cash and cash equivalents was primarily due to the net proceeds from our initial public offering in the amount of $106.1 million and the concurrent private placement of common stock to NEC Corporation in the amount of approximately $3.0 million in August 2000.

    Cash used in operating activities was $1.8 million and $13.9 million in the six months ended June 30, 2000 and June 30, 2001, respectively. The increase in cash used was primarily attributable to an increase in net loss from $11.5 million to $17.7 million. Operating cash flows were reduced further by decreases in accounts payable and accrued expenses of $9.8 million and increases in restricted cash and other assets of $3.6 million. This was partially offset by decreases in accounts receivable and inventory of $7.2 million.

    Cash used in investing activities was $3.2 million and $7.0 million in the six months ended June 30, 2000 and 2001, respectively. During both periods, these cash flows were due to purchases of property, equipment and licenses.

    Cash provided by (or used in) financing activities was $775,000 and $(237,000) in the six months ended June 30, 2000 and 2001, respectively. The decrease was primarily due to a decrease from $1.3 million to $247,000 in proceeds from issuance of common stock due to stock option exercise and a decrease of principal payments under capital leases to $484,000.

    As of June 30, 2001, we had recorded liabilities for licenses and capital leases in the amount of $4.6 million. In addition, we have commitments to pay various royalties to providers of intellectual property based on our future sales. We have also signed a 10-year lease agreement for our new principal executive office space in San Jose, California that commits us to pay on average $291,000 per month for the duration of the lease, and a 5 year lease agreement for our new office space in Hsin-Chu Science-Based Industrial Park in Taiwan that commits us to pay approximately $65,000 per month for the duration of the lease.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the balance sheet and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 2000. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133." The adoption of SFAS 133, as amended by SFAS 137 and SFAS 138, in the six months ended June 30, 2001 did not have a material effect on the Company's financial condition or results of operations.

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." This standard eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001, and applies to all business combinations accounted for under the purchase method that are completed after June 30, 2001. The implementation of this standard is not expected to have a significant impact on the Company's financial condition or results of operations.

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." This standard eliminates the amortization of goodwill, and requires goodwill to be reviewed at least annually for impairment, the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. This standard is effective for fiscal years beginning after December 15, 2001. The implementation of this standard is not expected to have a significant impact on the Company's financial condition or results of operations.

RISK FACTORS

    You should carefully consider the risks described below and all of the information contained in this report. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock.

Risks Relating To Our Business

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

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

    We incurred net losses of $17.7 million during the six months ended June 30, 2001. As of June 30, 2001, we had an accumulated deficit of $66.3 million. We anticipate that we will incur net losses for the foreseeable future, and these losses may be substantial. We may not be able to generate sufficient revenue to achieve or maintain profitability.

BECAUSE OUR OPERATING RESULTS WILL FLUCTUATE FROM QUARTER TO QUARTER, THE PRICE OF OUR STOCK MAY DECLINE.

    Our operating results have fluctuated in the past and will fluctuate in the future on a quarterly and an annual basis due to a number of factors, many of which are outside our control. Our results of operations may fluctuate due to factors such as:

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

IF WE FAIL TO ENHANCE OUR EXISTING PRODUCTS OR TO DEVELOP AND INTRODUCE NEW PRODUCTS THAT MEET CHANGING CUSTOMER REQUIREMENTS AND KEEP PACE WITH TECHNOLOGICAL DEVELOPMENTS, WE WILL NOT BE SUCCESSFUL IN SELLING OUR PRODUCTS AND OUR REVENUES WILL FLUCTUATE OR DECREASE.

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

UNCERTAINTIES IN THE TIMING OF PRODUCT TRANSITIONS MAY ADVERSELY IMPACT OUR BUSINESS.

    In bringing new products to market, we must manage a number of product transitions. As these product transitions occur, we see declining demand and prices for older products. Our ability to manage these transitions is affected by uncertainties that may result in excess inventories of older products, accelerated price erosion, or shortages of new products. If we fail to successfully predict the direction and timing of product transitions, our business could be harmed.

    For example, the Company recently incurred significant charges for the write-off of obsolete inventory and unfavorable purchase commitments with respect to its Apollo Two product.

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

    For the six months ended June 30, 2000 and for the six months ended June 30, 2001, 83.0% and 66.3%, respectively, of our revenue was derived from sales of our Apollo chipsets. In addition, for the same periods, sales of Apollo NICs accounted for 6.9% and 32.9% of our net revenue, respectively. We expect that our Apollo based products will continue to represent a significant portion of our revenue in the foreseeable future. Therefore, we may not be able to generate sufficient revenue if these products fail to achieve broader market acceptance or if they become obsolete.

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

BECAUSE OUR PRODUCTS ARE COMPONENTS OF OTHER EQUIPMENT, IF EQUIPMENT MANUFACTURERS DO NOT INCORPORATE OUR PRODUCTS IN THEIR EQUIPMENT, WE MAY NOT BE ABLE TO GENERATE SALES OF OUR PRODUCTS IN VOLUME QUANTITIES.

    Our products are not sold directly to the end-user; they are components of other products. As a result, we rely upon equipment manufacturers to design our products into their equipment. We further rely on the equipment manufacturer to produce and deploy the equipment which incorporates our products. If the equipment that incorporates our products is not accepted in the marketplace, we may not achieve sales of our products in volume quantities, which would have a negative impact on our results of operations.

A DESIGN WIN FROM A CUSTOMER IS NOT A GUARANTEE OF FUTURE SALES TO THAT CUSTOMER.

    Achieving a design win with a customer does not create a binding commitment from that customer to purchase our products. Rather, a design win is solely an expression of interest by potential customers in purchasing our products and is not supported by binding commitments of any nature. Accordingly, a customer can choose at any time to discontinue using our products in their designs or product development efforts. Even if our products are chosen to be incorporated into a customer's products, we still may not realize significant revenues from that customer if their products are not commercially successful. Therefore, we cannot be sure that any design win will result in purchase orders for our products or that these purchase orders will not later be cancelled. Our inability to convert design wins into actual sales, or any cancellation of a purchase order, could have a negative impact on our financial condition and results of operations.

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

    A majority of our outsourced operations are located in Taiwan. Events out of our control such as earthquakes, fires, floods or other natural disasters in Taiwan or political unrest, war, labor strikes or work stoppages in Taiwan would disrupt our operations. The risk of earthquakes in Taiwan is significant because of its proximity to major earthquake fault lines. An earthquake like the one that occurred in Taiwan in September 1999 could cause significant delays in shipments of our products unless and until we are able to shift our outsourced operation. In addition, there is currently significant political tension between Taiwan and China, which could lead to hostilities. If any of these events occur, we may not be able to obtain alternative capacity. Failure to secure alternative capacity could cause a delay in the shipment of our products, which would cause our revenue to fluctuate or decline.

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

    If we are unable to address difficulties associated with selling our products outside the United States, such as unexpected changes in regulatory requirements, longer payment cycles and problems in collecting accounts receivable and reduced protection for intellectual property rights in foreign jurisdictions, our sales would decline and our business would be harmed. Many of these difficulties are outside of our control. A substantial portion of our revenue is derived from customers located outside the United States. For the six months ended June 30, 2000, sales to customers in Asia accounted for 55.5% of our revenue and our sales to customers in South Korea constituted 30.0% of our revenue. For the six months ended June 30, 2001, sales to customers in Asia accounted for 66.6% of our revenue and our sales to customers in South Korea constituted 60.8% of our revenue. We estimate that of our sales to U.S. communications equipment manufacturers in the six months ended June 30, 2000 and 2001, approximately 29.0% and 0% were ultimately intended for equipment for service providers in the South Korean market. Combined with direct sales to South Korea during the same periods, our estimated revenue exposure to the South Korean market during these periods was 59.1% and 66.6%. We anticipate that a substantial portion of our revenue will continue to be derived from Asia for the foreseeable future. We do not have any long-term commitments from our Asian customers and demand for our products in Asia may not continue at current levels. In addition, use of ADSL technology in South Korea, and thus the demand for our products in South Korea, is related in part to a government-sponsored initiative encouraging deployment of ADSL. If alternative superior technologies are developed, support for the initiative may be withdrawn, or demand from our customers in South Korea may decrease, and our business would be harmed.

BECAUSE DEVELOPMENT OF NEW PRODUCTS REQUIRES SUBSTANTIAL TIME AND EXPENSE, WE MAY NOT BE ABLE TO RECOVER OUR DEVELOPMENT COSTS AND ACHIEVE AN ADEQUATE RETURN ON INVESTMENT.

    The development of new products requires substantial time and expense. Improvements to existing products or the introduction of new products by our competitors or us may replace or provide lower cost alternatives to our existing products or render these products obsolete, unmarketable or inoperable. Therefore, we may not be able to recover the costs of the development of our products or achieve an adequate return on investment.

    For example, the Company recently wrote-off $1.8 million in licensed technology originally purchased for the ADSL Netchip project that was terminated.

    We believe that our next-generation scalable ADSL modem, or SAM Two, products will form the basis of a future family of ADSL integrated circuit and software solutions. However, we have not yet completed development of these products.

    Even if we complete development of our new products on a timely basis, these products may not achieve market acceptance or generate significant revenue. If our future products do not achieve broad market acceptance, revenue from our existing products could be inadequate to cover our expenses and our operating results and reputation could be damaged.

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

    Our sales growth will depend in part on the development of retail and personal computer Original Equipment Manufacturer sales channels. Today, most telecommunication service providers primarily support ADSL modems that they provide directly to their subscribers. We believe that telecommunication service providers will eventually support a more significant number of ADSL modems purchased as a part of a personal computer, an integrated access device, a router or gateway product, or separately by subscribers. Any significant delay in development of these new channels could limit sales of our products.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS, AND THE LOSS OF, OR A SIGNIFICANT REDUCTION IN ORDERS FROM, ANY OF THEM COULD HARM OUR OPERATING RESULTS.

    If we are not successful in maintaining relationships with our customers and obtaining new customers, our business and results of operations will suffer. We sell our products primarily to communications equipment manufacturers. For the six months ended June 30, 2000, sales to two customers accounted for 29.0% and 10.1% of our revenue. For the six months ended June 30, 2001, sales to two customers accounted for 32.2% and 10.1% of our revenue.

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

    We develop complex products in an evolving marketplace. Despite testing by our customers and us, software or hardware defects may be found in existing or new products. These defects could result in a delay in recognition or loss of revenue, loss of market share or failure to achieve market acceptance. Additionally, these defects could result in financial or other damages to our customers, cause us to incur significant warranty, support and repair costs and divert the attention of our engineering personnel from our product development efforts. In such circumstances, our customers could also seek and obtain damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

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

    We are currently searching for a new President and Chief Executive Officer and our Chairman of the Board of Directors is serving as our Interim Chief Executive Officer. If we are unable to attract and retain a highly skilled executive to serve as our President and Chief Executive Officer, we may not be able to continue to execute our strategy or manage our growth, either of which could harm our business and results of operations. In addition, we have recently assigned new or expanded roles to many of our current executive officers. If our management team fails to adapt to these new roles, our business and results of operations could suffer.

Risks Relating To Our Industry

THE AVERAGE SELLING PRICES FOR OUR PRODUCTS ARE VOLATILE AND MAY DECLINE DURING INDUSTRY DOWNTURNS. THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY COULD CREATE FLUCTUATIONS IN OUR OPERATING RESULTS, AS IT HAS FOR OTHER COMPANIES OPERATING IN THIS INDUSTRY.

    The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. For example, downturns of this type occurred in 1997 and 1998, and a downturn is currently occurring in 2001. These downturns have been characterized by diminished product demand, production over-capacity and accelerated decline of average selling prices, and in some cases have lasted for more than a year. When the semiconductor industry suffers a significant downturn, our results of operations will be adversely affected.

IF THE ADSL TECHNOLOGY UPON WHICH OUR PRODUCTS ARE BASED DOES NOT ACHIEVE BROAD MARKET ACCEPTANCE, WE WOULD NOT BE ABLE TO SUSTAIN OR GROW OUR BUSINESS.

    ADSL services compete with many different broadband access technologies including variants of digital subscriber line, or DSL, and other alternatives. The introduction of new products or technologies by competitors or market acceptance of products based on alternative technologies could render our products less competitive or obsolete. If either of these events occurs, we would be unable to sustain or grow our business. Examples of competing technologies include:

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

OUR STOCK MAY BE THINLY TRADED AND ITS PRICE MAY BE VOLATILE, WHICH COULD MAKE IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.

    The stock markets, and in particular the NASDAQ National Market, experience extreme price and volume fluctuations affecting the market prices of equity securities of many technology companies. These fluctuations are often unrelated to the operating performance of the respective companies. We expect that the market price of our common stock will fluctuate due to the factors described throughout this "Risk Factor" section as well as factors such as:

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

THE LARGE NUMBER OF SHARES ELIGIBLE FOR PUBLIC SALE COULD CAUSE OUR STOCK PRICE TO DECLINE.

    If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, in the public market, the market price of our common stock could decline. These sales may make it more difficult for us to sell equity or equity securities in the future at a time and price that we deem appropriate.

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

    As of August 10, 2001, our principal stockholders, executive officers, directors and their affiliates own or control approximately 44.0% of our common stock. Accordingly, our principal stockholders, executive officers, directors and their affiliates, as a group, may have the ability to control the election of a majority of the members of our board of directors and the outcome of corporate actions requiring stockholder approval. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of us, or may impede a merger, consolidation, takeover or other business combination involving us. This concentration of ownership could also adversely affect our stock's market price or lessen any premium over market price that an acquiror might otherwise pay.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

    The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit, with book value approximating fair value due to short maturity. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2001, all of our investments were in money market funds, bank checking or savings accounts, or bank certificates of deposit. A hypothetical 100 basis point increase in interest rates would result in no decrease in the fair value of our available-for-sale securities as of June 30, 2001.

Foreign Currency Risk

    We do not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements with international customers are currently denominated in U.S. dollars. We have branch operations in Taiwan and a sales office in Beijing, China, which are subject to currency fluctuations. If the value of the New Taiwan dollar was to fluctuate significantly against the U.S. dollar, the impact on our financial results may be material.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)
  On May 18, 2001, the Company's Annual Meeting of Stockholders was held at the offices of the Company in San Jose, California. The results of voting of the 25,536,428 shares of common stock represented at the meeting are as described below.

  (b)
  An election of three Class I directors to serve for three-year terms expiring upon the date of the 2004 Annual Meeting of Stockholders was held. The following three individuals were re-elected to the Board of Directors:

John Cioffi	VOTED FOR: 25,400,457	VOTES WITHHELD: 135,971
David Lam	VOTED FOR: 25,398,207	VOTES WITHHELD: 138,221
Sena Reddy	VOTED FOR: 25,091,992	VOTES WITHHELD: 444,436

    Immediately following the above re-election of the three Class I directors, the Board of Directors consisted of the following individuals:

Class I Directors	Class II Directors	Class III Directors
John Cioffi	Young Way Liu	Daniel (Wen Chi) Chen
David Lam	Michael Callahan	Peter J. Courture
Sena Reddy		Terry Guo
  (c)
  The following additional proposals were voted upon by the stockholders as indicated below:

    To approve the Company's 2001 Director Option Plan, under which 500,000 shares will be reserved for issuance.

FOR: 25,039,272	AGAINST: 475,491	ABSTAIN: 21,665

    To approve an amendment to the Company's 2000 Stock Plan, which increases the shares reserved for the issuance thereunder by 1,600,000.

FOR: 24,810,945	AGAINST: 721,583	ABSTAIN: 3,900

    To ratify the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending December 31, 2001.

FOR: 25,450,008	AGAINST: 84,001	WITHHELD: 2,419

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

10.1	Commencement Date Memorandum, dated February 23, 2001, to that certain Lease Agreement between the Registrant and Granum Holdings, a California Limited Partnership.
10.2	Settlement Agreement and Release, dated April 27, 2001, between the Registrant and Richard H. Forte.
  (b)
  Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED TELECOM EXPRESS, INC.
Date: August 14, 2001	By:	/s/ TIMOTHY A. ROGERS Timothy A. Rogers Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INTEGRATED TELECOM EXPRESS, INC.

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT TITLE
10.1	Commencement Date Memorandum, dated February 23, 2001, to that certain Lease Agreement between the Registrant and Granum Holdings, a California Limited Partnership.
10.2	Settlement Agreement and Release, dated April 27, 2001, between the Registrant and Richard H. Forte.

QuickLinks

INTEGRATED TELECOM EXPRESS, INC. INDEX
  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
INTEGRATED TELECOM EXPRESS, INC Condensed Balance Sheets (Unaudited, In Thousands)
INTEGRATED TELECOM EXPRESS, INC. Condensed Statements of Operations (Unaudited, In Thousands, Except Per Share Data)
INTEGRATED TELECOM EXPRESS, INC. Condensed Statements Of Cash Flows (Unaudited, In Thousands)
NOTES TO CONDENSED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II. OTHER INFORMATION
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
INTEGRATED TELECOM EXPRESS, INC. EXHIBIT INDEX