Form 10-Q
period 2001-09-30
INTEGRATED TELECOM EXPRESS INC/ CA
filed 2001-11-13
CIK 1116201

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    The number of shares outstanding of the Registrant's Common Stock as of November 09, 2001 was 42,744,178.

INTEGRATED TELECOM EXPRESS, INC.
INDEX

PART I. FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED TELECOM EXPRESS, INC
Condensed Balance Sheets
(Unaudited, In Thousands)

	September 30, 2001	December 31, 2000
ASSETS:
Current assets:
Cash and cash equivalents	$124,664	$149,073
Accounts receivables, net	3,290	7,630
Inventories, net	1,608	6,067
Prepaid expenses and other current assets	1,584	2,470

Total current assets	131,146	165,240
Property and equipment, net	11,911	8,809
Licenses, net	4,200	6,408
Other assets	4,020	933

Total assets	$151,277	$181,390

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$4,833	$8,690
Accrued expenses and other liabilities	2,626	8,619
Current portion of payable for licenses	1,975	2,625
Current portion under capital leases	1,472	1,290

Total current liabilities	10,906	21,224
Long term liabilities	1,238	1,742

Total liabilities	12,144	22,966

Stockholders' equity (*)
Common stock	42	42
Additional paid-in capital	220,858	235,066
Notes receivable from stockholders	(357)	(528)
Deferred stock-based compensation	(8,193)	(27,592)
Accumulated deficit	(73,217)	(48,564)

Total stockholders' equity	139,133	158,424

Total liabilities and stockholders' equity	$151,277	$181,390

(*)
Common shares outstanding were 42,744 and 42,709 as of September 30, 2001 and December 31, 2000 respectively.

The accompanying notes are an integral part of these financial statements.

INTEGRATED TELECOM EXPRESS, INC.
Condensed Statement of Operations
(Unaudited In Thousands Except Per Share Data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
Net revenue	$3,234	$17,185	$14,462	$31,586
Cost of revenue (including stock-based compensation expenses of $(41), $440, $5 and $499)	2,398	8,738	10,614	17,269

Gross profit	836	8,447	3,848	14,317
Operating expenses:
Research and development (inclusive of stock-based compensation expense of $(750), $2,917, $1,407 and $5,750)	5,059	6,839	18,179	15,619
Sales and marketing (inclusive of stock-based compensation expense of $285, $1,677, $1,099 and $3,279)	1,250	3,785	4,685	8,132
General and administrative (inclusive of stock-based compensation expense of $613, $2,800, $2,546 and $6,250)	2,547	3,960	8,402	9,083
Write-off of intangible assets	—	—	1,800	—

Total operating expenses	8,856	14,584	33,066	32,834
Operating loss	(8,020)	(6,137)	(29,218)	(18,517)
Interest and other income, net	1,093	954	4,566	1,860

Net loss	$(6,927)	$(5,183)	$(24,652)	$(16,657)

Basic and diluted net loss per share	$(0.16)	$(0.16)	$(0.58)	$(0.63)

Weighted average shares of common stock outstanding used in computing basic and diluted net loss per share	42,630	32,580	42,575	26,517

The accompanying notes are an integral part of these financial statements.

INTEGRATED TELECOM EXPRESS, INC.
Condensed Statement Of Cash Flows
(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities
Net loss	$(24,652)	(16,657)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	4,646	2,837
Amortization of deferred stock-based compensation	5,057	15,779
Write-off of intangible assets	1,800	—
Changes in current assets and liabilities:
Accounts receivable	4,340	(1,540)
Inventory	4,459	(3,109)
Receivable from related party	222	148
Prepaid expenses and other current asset	687	(871)
Accounts payable	(3,857)	4,522
Accrued expenses and other liabilities	(5,980)	2,995
Other assets	(3,503)	—

Net cash (used in) / provided by operating activities	(16,781)	4,104

Cash flows from investing activities
Purchases of property, equipment and licenses	(7,450)	(4,169)
Proceeds from note receivable due from related parties	385	363

Net cash used in investing activities	(7,065)	(3,806)

Cash flows from financing activities
Proceeds from issuance of common stock, net	312	111,224
Principal payments on capital lease	(875)	(1,199)

Net cash (used in) / provided by financing activities	(563)	110,025

Net (decrease) / increase in cash and cash equivalents	(24,409)	110,323
Cash and cash equivalents at beginning of period	149,073	38,513

Cash and cash equivalents at end of period	$124,664	$148,836

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

    United Microelectronics Corporation ("UMC"), a public company in Taiwan, directly and indirectly owned 28.3% of the Company's outstanding common stock at September 30, 2001.

Unaudited Interim Financial Statement

    The accompanying unaudited condensed financial statements as of September 30, 2001 and for the three months and nine months ended September 30, 2001 and 2000 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. The unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of and for the three months and nine months ended September 30, 2001 and 2000. These financial statements and notes thereto are unaudited and should be read in conjunction with ITeX's audited financial statements for the year ended December 31, 2000 included in ITeX's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 2, 2001. The balance sheet as of December 31, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the nine months ended September 30, 2001 are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 2001. Certain prior period balances have been reclassified to conform to the current period presentation.

Management Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

    Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company places its cash equivalents in commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The Company is exposed to credit risk in the event of default by these issuing institutions to the extent of the amount recorded on the balance sheet. The company primarily invests its cash with four financial institutions in the U.S. At times, the balances held in bank accounts may exceed federally insured limits.

    The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company also performs an analysis of the expected collectibility of accounts receivable and makes an allowance for doubtful accounts receivable when necessary.

Customer Concentrations

    Three customers accounted for 58.3%, 12.6% and 11.6%% of net revenue in the three months ended September 30, 2001 and two customers accounted for 38.3% and 11.9% of net revenue in the nine months ended September 30, 2001. Two customers accounted for 13.9% and 12.0% of net revenue in the three months ended September 30, 2000 and one customer accounted for 19.8% of net revenue for the nine months ended September 30, 2000. At September 30, 2001, three customers accounted for 54.2%, 29.3% and 10.3% of total accounts receivable. At September 30, 2000, five customers accounted for 43.9%, 13.9%, 13.9%, 13.0% and 11.0% of total accounts receivables.

Comprehensive Income

    The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income;" however, the effects of the adoption were immaterial to all periods presented.

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

	Three Months Ended		Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
	(Unaudited)		(Unaudited)
	(In Thousands)
Gross revenues:
Asia
Korea	$946	$11,182	$7,741	$16,005
Taiwan	386	2,037	829	4,182
Rest of Asia	8	1,210	225	2,201

Total of Asia	1,340	14,429	8,795	22,388
USA	1,886	2,521	4,154	8,055
Europe	8	235	1,513	1,143

Total	$3,234	$17,185	$14,462	$31,586

Long-lived assets:
USA	$10,469	$13,760	$10,469	$13,760
Taiwan	1,436	12	1,436	12
Others	6	—	6	—

Total	$11,911	$13,772	$11,911	$13,772

    Transfers between geographic areas are recorded at amounts in accordance with the rules and regulations of the respective governing tax authorities. Long-lived assets of geographic areas are those assets used in the Company's operations in each area.

Net Loss Per Share

    Basic and diluted net loss per common share is presented in conformity with the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), for all periods presented. In accordance with SFAS 128, basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
Numerator:
Net loss applicable to common stockholders	$(6,927)	$(5,183)	$(24,652)	$(16,657)

Denominator:
Weighted average shares used in computing basic and diluted net loss per share applicable to common stockholders	42,630	32,580	42,575	26,517

Basic and diluted net loss per share applicable to common stockholders	$(0.16)	$(0.16)	$(0.58)	$(0.63)

Antidilutive securities including options, warrants and restricted stock rights not included in loss per shares calculation	16,100	12,926	16,100	12,926

Financial Instruments

    The Company invests its excess cash in commercial paper, money market funds, government and non-government debt securities and certificates of deposits. The Company considers all highly liquid debt instruments purchased with an original or remaining maturity at date of purchase of three months or less to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

    Investments with a remaining maturity at the time of purchase of over three months are classified as short-term investments. Under the SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", management classifies investments as available-for-sale at the time of purchase and periodically reevaluates such designation.

    As of September 30, 2001 and December 31, 2000, all of the Company's investments in debt securities were classified as available-for-sale with any changes in market value recorded as unrealized gains and losses in accumulated other comprehensive income until their disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific-identification method.

Inventory

    Inventory is stated at the lower of cost or market, cost being determined using the average cost method. The components of inventory are as follows (in thousands):

	September 30, 2001	December 31, 2000
	(unaudited)
Inventories:
Raw material	$378	$374
Work-in-progress	978	1,300
Finished goods	252	4,393

	$1,608	$6,067

Other Assets

    The following is a summary of the Company's other assets (in thousands):

	September 30, 2001	December 31, 2000
	(unaudited)
Other assets:
Restricted cash	$2,455	$—
Other assets	1,565	933

	$4,020	$933

    The restricted cash is an additional security deposit in the form of a Letter of Credit provided by the Company to Granum Holding, a California Limited Partnership for the leased facility in San Jose, California. The Letter of Credit shall be maintained until such time as the Company has achieved six consecutive quarters of operational profitability.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the balance sheet and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 2000. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 (SFAS 138), "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133." The adoption of SFAS 133, as amended by SFAS 137 and SFAS 138, in the nine months ended September 30, 2001 did not have a material effect on the Company's financial condition or results of operations.

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations." This standard eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001, and applies to all business combinations accounted for under the purchase method that are completed after June 30, 2001. The implementation of this standard is not expected to have a significant impact on the Company's financial condition or results of operations.

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This standard eliminates the amortization of goodwill, and requires goodwill to be reviewed annually for impairment, the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. This standard is effective for fiscal years beginning after December 15, 2001. The implementation of this standard is not expected to have a significant impact on the Company's financial condition or results of operations.

    In October 2001, the FASB issued Statement of Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS No. 144). FAS No. 144 supercedes FAS No. 121 "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of", however it retains the fundamental provisions of FAS No. 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. FAS No. 144 develops a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired assets and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations -Reporting the Effects of Disposal of a Division of a Business" (APB No. 30). Additionally, FAS No 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. FAS No 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently assessing the impact of its adoption on its financial statements.

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

OVERVIEW

    We design and sell integrated circuit and software solutions to the broadband access communications equipment industry. Our products include integrated circuits, software, production designs, network interface cards, or NICs, and test systems that enable communications equipment manufacturers to provide high-speed, cost-effective asymmetric digital subscriber line, or ADSL, equipment to communications service providers and their customers. Our software includes programs that enable the basic function of our integrated circuits and production designs, and that provide access to the Internet, permitting equipment utilizing our solutions to communicate with telecommunication service providers' central office equipment.

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

    We sell our products primarily to manufacturers of customer premises equipment. We also sell Apollo-based NICs (based on the company's Apollo Two and Three products) to manufacturers of telecommunications service providers' central office equipment and personal computer original equipment manufacturers. Our revenue is currently derived from sales of our Apollo and SAM product families. Sales of Apollo chipset products represented 89.9% of revenue in the nine months ended September 30, 2000 and 60.6% of revenue in the nine months ended September 30, 2001, respectively. Sales of Apollo Three NICs accounted for 38.7% of net revenue in the nine months ended September 30, 2001. We anticipate that our Apollo and SAM product families will continue to generate substantially all of our revenue for the foreseeable future.* To date, we have derived a substantial portion of our revenue from a limited number of customers, and we expect to continue to rely on a limited number of customers.* During the nine months ended September 30, 2000, Victron, Inc. accounted for 19.8% of our revenue. During the nine months ended September 30, 2001, Alcatel and Samsung Electronics Co., Ltd. accounted for 38.3% and 11.9% of our revenue.

    We have focused our initial sales and marketing efforts on worldwide communications equipment manufacturers. We currently sell through our direct sales force, independent sales representatives and distributors. Our sales personnel are based in San Jose, California; Round Rock, Texas; Taipei, Taiwan; and Beijing, China. For the nine months ended September 30, 2000, sales to customers in Asia accounted for 70.9% of our revenue and our sales to customers in South Korea constituted 50.7% of our revenue. For the nine months ended September 30, 2001, sales to customers in Asia accounted for 60.8% of our revenue and sales to customers in South Korea constituted 53.5% of our revenue. We estimate that of our sales to U.S. communications equipment manufacturers in the nine months ended September 30, 2000 and 2001, approximately 77.4% and 0% were ultimately intended for equipment for service providers in the South Korean market. Combined with direct sales to South Korea during the same periods, our estimated revenue exposure to the South Korean market during these periods was 70.4% and 53.5%. We anticipate that the geographic distribution of our revenue sources will be increasingly diversified in the foreseeable future.* All revenue is denominated in U.S. dollars.

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

    We outsource the fabrication, packaging and testing of our integrated circuits. Therefore, a significant portion of our cost of revenue consists of payments to our manufacturers. We also outsource the manufacturing of NICs to a manufacturer in Taiwan, which incorporates our integrated circuits. Our cost of revenue also includes expenses relating to our internal manufacturing operations as well as the amortization of fees for licensed technology. In April 1998, we licensed certain technology from Alcatel, an unrelated third party, to develop, manufacture and distribute products. The terms of the agreement call for an initial licensing fee of $5 million with additional royalties paid on sales of products developed at rates ranging from 2.5% to 6%. Minimum royalties payable pursuant to the agreement total $3 million, of which the Company has paid $1,750,000. The licensing fee is amortized over the estimated useful life of seven years with royalties expensed in the year incurred.

    Research and development expenses consist primarily of salaries and related personnel expenses, prototype development costs, fees paid to outside service providers and overhead allocated to product development of our integrated circuits, software and underlying technologies. All research and development costs are expensed as incurred. Our research and development efforts are periodically subject to significant, non-recurring costs and fees that can cause significant variability in our quarterly research and development expenses. We expect to increase our research and development expenses as we continue to develop new products and enhance our core technologies.*

    Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing, applications engineering support and customer service functions as well as costs associated with promotional and other marketing expenses. We intend to expand our direct and indirect sales operations, both domestically and internationally.* In addition, we expect sales and marketing expenses to increase as we expand our customer service and support organization.*

    General and administrative expenses include personnel and related costs associated with executive management, finance, accounting, human resources, information services and occupancy costs.

    In connection with the grant of stock options and equity compensation to our employees, technical advisors and directors, we have recorded deferred stock-based compensation expense of $8.2 million as of September 30, 2001. Deferred stock-based compensation represents the difference between the grant price and the deemed fair value of our common stock options granted during these periods. Deferred stock-based compensation expense for options granted is being amortized using the graded vesting method, in accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 28, over the vesting period of each respective option, which is generally four years. Under the graded vesting method, each option grant is separated into portions based on its vesting terms, which results in acceleration of amortization expense for the overall award. Deferred stock-based compensation for options granted to non-employees is accounted for in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123 and Emerging Issues Task Force Issue No. 96-18. Deferred stock-based compensation is presented as a reduction of stockholders' equity.

    We have recorded no provision for federal or state income taxes for any period since our inception because we have incurred losses in each period. Net operating loss carryforwards will expire at various dates from 2003 through 2013 if they are not utilized.

    We experienced a net loss of $16.7 million for the nine months ended September 30, 2000 and a net loss of $24.7 million for the nine months ended September 30, 2001. Our accumulated deficit as of September 30, 2001 was $73.2 million.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

    The following table sets forth, for the periods indicated, our statements of operations data as percentages of our revenue. Our results of operations are reported as one reportable business segment.

	For the Three Months Ended September 30
	2001	2000
Revenue	100%	100%
Cost of revenue	74	51

Gross profit	26	49

Operating expenses:
Research and development	156	40
Sales and marketing	39	22
General and administrative	79	23

Total operating expenses	274	85

Operating loss	(248)	(36)
Interest and other income, net	34	6

Net loss	(214)	(30)

    Net Revenue.  Net revenue decreased from $17.2 million for the three months ended September 30, 2000 to $3.2 million for the three months ended September 30, 2001. This decrease was primarily attributable to the current economic slowdown in the semiconductor and communications industries, particularly in Asia and the United States, along with a reduction in the general demand for the Company's products. For the three months ended September 30, 2000, our Apollo Two chipsets accounted for 95.6% of our net revenue and all other products accounted for 4.4% of our net revenue. For the three months ended September 30, 2001, Apollo Three chipsets accounted for 38.7% of our net revenue, Apollo Three NICs accounted for 58.2% of our net revenue and all other products accounted for 3.1% of our net revenue. Net revenue from customers outside of the United States represented 85.3% and 41.7% of our revenue for the three months ended September 30, 2000 and for the three months ended September 30, 2001, respectively. We anticipate that the geographic distribution of our revenue sources will become increasingly diversified in the foreseeable future.* Due to current market conditions, we anticipate that our net revenue will decline in fiscal 2001 compared to fiscal 2000.*

    Cost of Revenue and Gross Profit.  Cost of revenue decreased from $8.7 million for the three months ended September 30, 2000 to $2.4 million for the three months ended September 30, 2001. This decrease was primarily due to the decrease in net revenues, partially offset by the increase in cost of materials, as a percentage of net revenue, from 45.3% to 54.0%. License fee amortization was $429,000 and $554,000 for the three months ended September 30, 2000 and 2001, respectively. Amortization of deferred stock based compensation was $440,000 and $(41,000) for the three months ended September 30, 2000 and the three months ended September 30, 2001, respectively. This decrease is primarily attributable to the cancellation of options due to the departure of certain former employees, the impact of the accelerated amortization method described above and the recent decline of our stock price and its effect on the options granted to non-employees in 2001.

    Our gross profit was $8.4 million and $836,000 in the three months ended September 30, 2000 and September 30, 2001, respectively. Gross profit, as a percentage of net revenue decreased from 49.2% to 25.9% for the three months ended September 30, 2000 and 2001, respectively. The decrease in gross margin from the three months ended September 30, 2000 to the three months ended September 30, 2001 was primarily attributable to a decrease in revenues, pricing pressure in the industry and the impact of minimum royalties and amortization of license fee, as a percentage of net revenue, from 2.5% to 17.1%.

    Research and Development.  Research and development expenses decreased from $6.8 million for the three months ended September 30, 2000 to $5.1 million for the three months ended September 30, 2001. The decrease is primarily attributable to a $3.7 million decrease in stock-based compensation expense, partially offset by a $1.0 million increase in facility expense and a $770,000 increase in non-recurring engineering, or NRE, expense. Amortization of deferred stock-based compensation related to research and development amounted to $2.9 million and $(750,000) for the three months ended September 30, 2000 and 2001. This decrease is primarily attributable to the cancellation of options due to the departure of certain former employees, the accelerated amortization method used to record stock-based compensation and the recent decline of our stock price and its effect on the options granted to non-employees in 2001.

    Sales and Marketing.  Sales and marketing expenses decreased from $3.8 million for the three months ended September 30, 2000 to $1.3 million for the three months ended September 30, 2001. This decrease was primarily attributable to a $1.4 million decrease in stock-based compensation expense and a $1.2 million decrease in accrued sales commissions, partially offset by a $124,000 increase in facility expense. Accrued sales commissions decreased proportionally with revenue, which decreased in the three months ended September 30, 2001 compared to the three months ended September 30, 2000. Amortization of deferred stock-based compensation related to sales and marketing activities amounted to $1.7 million and $285,000 for the three months ended September 30, 2000 and 2001. This decrease is primarily attributable to the cancellation of options due to the departure of certain former employees, the accelerated amortization method used to record stock-based compensation and the recent decline of our stock price and its effect on the options granted to non-employees in fiscal 2001.

    General and Administrative.  General and administrative expenses decreased from $4.0 million for the three months ended September 30, 2000 to $2.5 million for the three months ended September 30, 2001. The decrease in general and administrative expense was primarily attributable to a $2.2 million decrease in stock-based compensation expense, partially offset by a $269,000 increase in legal and professional expense, a $245,000 increase in facility expense and a $148,000 increase in recruiting expense. Amortization of deferred stock-based compensation related to general and administrative activities amounted to $2.8 million and $613,000 for the three months ended September 30, 2000 and 2001. This decrease is primarily attributable to the cancellation of options due to the departure of certain former employees, the accelerated amortization method used to record stock-based compensation and the recent decline of our stock price and its effect on the options granted to non-employees in fiscal 2001

    Interest and Other Income, Net.  Interest and other income, net increased from $954,000 for the three months ended September 30, 2000 to $1.1 million for the three months ended September 30, 2001. The increase was primarily attributable to significantly higher cash balances due to our initial public offering and concurrent private placement in August 2000. We anticipate that interest and other income, net will increase in fiscal 2001 compared to fiscal 2000 due to higher average cash balances on hand.* However, interest income is expected to decline on a quarter-to-quarter basis due to an anticipated lower level of market interest rates and a declining cash balance as we continue to fund our operations.*

    Provision for Income Taxes.  We have recorded significant net operating losses since inception and therefore did not incur any significant tax liabilities in 2000 or the three months ended September 30, 2001. Net deferred tax assets are substantially derived from net operating loss carryforwards, research credits and timing differences in depreciation and amortization expenses. Based on available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable.* Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at September 30, 2000 and September 30, 2001.

    Net Loss.  Net loss increased from $5.2 million for the three months ended September 30, 2000 to $6.9 million for the three months ended September 30, 2001. This increase was primarily attributable to the decrease in net revenue.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

    The following table sets forth, for the periods indicated, our statements of operations data as percentages of our revenue. Our results of operations are reported as one reportable business segment.

	For the Nine Months Ended September 30
	2001	2000
Revenue	100%	100%
Cost of revenue	73	55

Gross profit	27	45

Operating expenses:
Research and development	126	49
Sales and marketing	32	26
General and administrative	58	29
Write-off of intangible assets	12	—

Total operating expenses	228	104

Operating loss	(201)	(59)
Interest and other income, net	32	6

Net loss	(169)	(53)

    Net Revenue.  Net revenue decreased from $31.6 million for the nine months ended September 30, 2000 to $14.5 million for the nine months ended September 30, 2001. This decrease was primarily attributable to the current economic slowdown in the semiconductor and communications industries, particularly in Asia and the United States, along with a reduction in the general demand for the Company's products. Revenue for the nine months ended September 30, 2001 included the benefit of a decrease in the reserve for sales returns and allowances of approximately $642,000. The decrease in the reserve resulted from the application of the Company's standard accounting policies and was impacted by the significant drop in revenue experienced during fiscal 2001. For the nine months ended September 30, 2000, our Apollo Two chipsets accounted for 86.0% of our net revenue, and all other products accounted for 14.0% of our net revenue. For the nine months ended September 30, 2001, Apollo Two chipsets accounted for 26.1% of our net revenue, Apollo Three chipsets accounted for 32.3% of our net revenue, Apollo Three NICs accounted for 38.7% of our net revenue and all other products accounted for 2.9% of our net revenue. Net revenue from customers outside of the United States represented 74.5% and 71.3% of our revenue for the nine months ended September 30, 2000 and for the nine months ended September 30, 2001, respectively. We anticipate that the geographic distribution of our revenue sources will be increasingly diversified in the foreseeable future.* Due to current market conditions, we anticipate that our net revenue will decline in fiscal 2001 compared to fiscal 2000.*

    Cost of Revenue and Gross Profit.  Cost of revenue decreased from $17.3 million for the nine months ended September 30, 2000 to $10.6 million for the nine months ended September 30, 2001. This decrease was primarily attributable to the decrease in net revenue, partially offset by the increase in cost of materials, as a percentage of net revenue, from 48.3% to 52.3%. License fee amortization was $1.3 million and $1.7 million for the nine months ended September 30, 2000 and 2001. Amortization of deferred stock based compensation was $499,000 and $5,000 for the nine months ended September 30, 2000 and the nine months ended September 30, 2001, respectively. This decrease is primarily attributable to the cancellation of options due to the departure of certain former employees, the accelerated amortization method used to record stock-based compensation and the recent decline of our stock price and its effect on the options granted to non-employees in fiscal 2001.

    Cost of revenue for the nine months ended September 30, 2001 also includes a $608,000 charge related to adverse purchase commitments. Based on current market conditions, the Company estimated that demand for Apollo Two products was less than originally determined when certain non-cancelable production orders were placed. As a result of adding $608,000 to the reserve in this nine month period, the company now has a total reserve for adverse purchase commitments of $3.9 million.

    Our gross profit was $14.3 and $3.8 million in the nine months ended September 30, 2000 and September 30, 2001, respectively. Gross profit, as a percentage of net revenue decreased from 45.3% to 26.6% for the nine months ended September 30, 2000 and 2001, respectively. The decrease in gross margin from the nine months ended September 30, 2000 to the nine months ended September 30, 2001 was primarily attributable to a decrease in revenues, pricing pressure in the industry, the increase in minimum royalties and amortization of license fee, as a percentage of net revenue, and the effect of a $608,000 charge associated with a reserve for Apollo Two inventory.

    Research and Development.  Research and development expenses increased from $15.6 million for the nine months ended September 30, 2000 to $18.2 million for the nine months ended September 30, 2001. The increase is primarily attributable to a $2.6 million increase in facility expense, a $1.6 million increase in NRE expense, a $1.4 million increase in compensation levels and payroll related expenses associated with additional personnel and a $1.3 million increase in other expenses, partially offset by a $4.3 million decrease in stock-based compensation expense. Amortization of deferred stock-based compensation related to research and development amounted to $5.8 and $1.4 million for the nine months ended September 30, 2000 and 2001. This decrease is primarily attributable to the cancellation of options due to the departure of certain former employees, the accelerated amortization method used to record stock-based compensation and the recent decline of our stock price and its effect on the options granted to non-employees in fiscal 2001.

    Sales and Marketing.  Sales and marketing expenses decreased from $8.1 million for the nine months ended September 30, 2000 to $4.7 million for the nine months ended September 30, 2001. This decrease was primarily attributable to a $2.2 million decrease in stock-based compensation expense and a $2.0 million decrease in accrued sales commissions, partially offset by a $327,000 increase in facility expense and a $438,000 increases in other expenses. Accrued sales commissions decreased proportionally with revenue. Amortization of deferred stock-based compensation related to sales and marketing activities amounted to $3.3 million and $1.1 million for the nine months ended September 30, 2000 and 2001. This decrease is primarily attributable to the cancellation of options due to the departure of certain former employees, the accelerated amortization method used to record stock-based compensation and the recent decline of our stock price and its effect on the options granted to non-employees in fiscal 2001.

    General and Administrative.  General and administrative expenses decreased from $9.1 million for the nine months ended September 30, 2000 to $8.4 million for the nine months ended September 30, 2001. The decrease in general and administrative expense was primarily attributable to a $3.7 million decrease in stock-based compensation expense, partially offset by a $1.1 million increases in legal and professional expense, a $692,000 increase in facility expense, a $377,000 increase in D&O insurance, a $244,000 increase in recruiting expense and a $429,000 of one time payments to former executive officers upon their resignations. Amortization of deferred stock-based compensation related to general and administrative activities amounted to $6.3 million and $2.5 million for the nine months ended September 30, 2000 and 2001. This decrease is primarily attributable to the cancellation of options due to the departure of certain former employees, the accelerated amortization method used to record stock-based compensation and the recent decline of our stock price and its effect on the options granted to non-employees in fiscal 2001.

    Write-off of Intangible Assets.  During the nine months ended September 30, 2001, the Company decided to discontinue the development of its ADSL Netchip project. The Company had previously licensed certain technologies for use in the development of the ADSL Netchip. As the Company has no plans for alternative use of the technologies, licenses totaling $1.8 million have been written off.

    Interest and Other Income, Net.  Interest and other income, net increased from $1.9 million for the nine months ended September 30, 2000 to $4.6 million for the nine months ended September 30, 2001. The increase was primarily attributable to significantly higher cash balances due to our initial public offering and concurrent private placement in August 2000.

    Provision for Income Taxes.  We have recorded significant net operating losses since inception and therefore did not incur any significant tax liabilities in 2000 or the nine months ended September 30, 2001. Net deferred tax assets are substantially derived from net operating loss carryforwards, research credits and timing differences in depreciation and amortization expenses. Based on available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable.* Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at September 30, 2000 and September 30, 2001.

    Net Loss.  Net loss increased from $16.7 million for the nine months ended September 30, 2000 to $24.7 million for the nine months ended September 30, 2001. This increase was primarily attributable to decrease in net revenue, an increase in operating expenses, and a one-time charge of adverse purchase commitments relating to our Apollo Two product.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations and working capital requirements through the sale of common and preferred stock, as well as by a limited amount of capital lease financing. We completed our initial public offering in August 2000. Net proceeds to us as a result of the initial public offering were $106.1 million. Concurrently, we realized net proceeds of approximately $3.0 million from a private placement of common stock to NEC Corporation. We have also received additional funds from the exercise of stock options and sales of our stock through our Employee Stock Purchase Plan. Cash and cash equivalents were $148.8 million and $124.7 million at September 30, 2000 and 2001, respectively.

    Cash provided by (or used in) operating activities was $4.1 million and $(16.8) million in the nine months ended September 30, 2000 and 2001, respectively. The increase in cash used was primarily attributable to an increase in net loss from $16.7 million to $24.7 million. Operating cash flows were reduced further by decreases in accounts payable and accrued expenses of $9.8 million and increases in other assets of $3.5 million. This was partially offset by decreases in accounts receivable and inventory of $8.8 million.

    Cash used in investing activities was $3.8 million and $7.1 million in the nine months ended September 30, 2000 and 2001, respectively. The cash used for the nine months ended September 30, 2001 consisted of $6.5 million in capital expenditures for facility-related improvements, software and other equipments and $1.0 million in manufacturing license, partially offset by $385,000 of proceeds from the note receivable from a related party. The cash used for the nine months ended September 30, 2000 was primarily capital expenditures for research and development equipments, software applications, computers and other office equipments.

    Cash provided by (or used in) financing activities was $110.0 million and $(563,000) in the nine months ended September 30, 2000 and 2001, respectively. The decrease was primarily due to a decrease from $111.2 million to $312,000 in proceeds from issuance of common stock, exercise of stock options and sales of common stock through Employee Stock Purchase Plan and a decrease of principal payments under capital leases to $875,000.

    As of September 30, 2001, we had recorded liabilities for licenses and capital leases in the amount of $4.7 million. In addition, we have commitments to pay various royalties to providers of intellectual property based on our future sales. We have also signed a 10-year lease agreement on September 21, 2000 for our principal executive office space in San Jose, California that commits us to pay on average $291,000 per month for the duration of the lease, and a 5 year lease agreement on March 1, 2001for our office space in Hsin-Chu Science-Based Industrial Park in Taiwan that commits us to pay approximately $65,000 per month for the duration of the lease.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the balance sheet and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 2000. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 (SFAS 138), "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133." The adoption of SFAS 133, as amended by SFAS 137 and SFAS 138, in the nine months ended September 30, 2001 did not have a material effect on the Company's financial condition or results of operations.

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations." This standard eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001, and applies to all business combinations accounted for under the purchase method that are completed after June 30, 2001. The implementation of this standard is not expected to have a significant impact on the Company's financial condition or results of operations.

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This standard eliminates the amortization of goodwill, and requires goodwill to be reviewed annually for impairment, the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. This standard is effective for fiscal years beginning after December 15, 2001. The implementation of this standard is not expected to have a significant impact on the Company's financial condition or results of operations.

    In October 2001, the FASB issued Statement of Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS No. 144). FAS No. 144 supercedes FAS No. 121

"Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of", however it retains the fundamental provisions of FAS No. 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. FAS No. 144 develops a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired assets and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations -Reporting the Effects of Disposal of a Division of a Business" (APB No. 30). Additionally, FAS No 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. FAS No 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently assessing the impact of its adoption on its financial statements.

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

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

    We incurred net losses of $24.7 million during the nine months ended September 30, 2001. As of September 30, 2001, we had an accumulated deficit of $73.2 million. We anticipate that we will incur net losses for the foreseeable future, and these losses may be substantial. We may not be able to generate sufficient revenue to achieve or maintain profitability.

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

  •
  the timing and size of expenses, including research and development expenses; and

  •
  ability to attract and retain key personnel

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

IF WE CONTINUE TO RAPIDLY EXPAND OUR OPERATIONS AND IF WE FAIL TO MANAGE GROWTH EFFECTIVELY, OUR BUSINESS COULD BE HARMED.

    We have rapidly expanded our operations and we expect to continue to extend the geographical scope of our activities. We expect that significant further expansion may be required to address potential growth in our customer base and market opportunities. If we are unable to manage growth effectively, we may not be able to take advantage of market opportunities, develop or enhance our products or our technical capabilities, execute our business plan or otherwise respond to competitive pressures or unanticipated requirements. To effectively manage the growth of our operations, we believe we must both enhance our internal operational, financial and management information controls, reporting systems and procedures and also effectively manage multiple relationships with our customers, suppliers and other third parties.

    The Company has hired many new employees. Failure to properly train and integrate these new employees into our business may disrupt our operations. We may also have difficulties successfully identifying and exploiting existing and potential market opportunities if our staffing is inadequate.

OUR REVENUE HAS BEEN AND WILL CONTINUE TO BE DERIVED FROM A LIMITED NUMBER OF PRODUCTS. IF ANY OF THESE PRODUCTS FAILS TO GAIN BROADER MARKET ACCEPTANCE, WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE.

    For the nine months ended September 30, 2000 and for the nine months ended September 30, 2001, 89.9% and 60.6% of our revenue was derived from sales of our Apollo chipsets, and 3.9% and 38.7% of our revenue was derived from sales of our Apollo-based NIC's. We expect that our Apollo chipsets and Apollo-based NICs will continue to represent a significant portion of our revenue in the foreseeable future. Therefore, we may not be able to generate sufficient revenue if these products fail to achieve broader market acceptance or become obsolete.

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

    Our products are not sold directly to the end-user; they are components of other products. As a result, we rely upon equipment manufacturers to design our products into their equipment. We further rely on the equipment that incorporates our products is not accepted in the marketplace, we may not achieve sales of our products in volume quantities, which would have a negative impact on our results of operations.

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

    If we are unable to address difficulties associated with selling our products outside the United States, such as unexpected changes in regulatory requirements, longer payment cycles and problems in collecting accounts receivable and reduced protection for intellectual property rights in foreign jurisdictions, our sales would decline and our business would be harmed. Many of these difficulties are outside of our control. A substantial portion of our revenue is derived from customers located outside the United States. For the nine months ended September 30, 2000, sales to customers in Asia accounted for 70.9% of our revenue and our sales to customers in South Korea constituted 50.7% of our revenue. For the nine months ended September 30, 2001, sales to customers in Asia accounted for

60.8% of our revenue and our sales to customers in South Korea constituted 53.5% of our revenue. We estimate that of our sales to U.S. communications equipment manufacturers in the nine months ended September 30, 2000 and 2001, approximately 77.4% and 0% were ultimately intended for equipment for service providers in the South Korean market. Combined with direct sales to South Korea during the same periods, our estimated revenue exposure to the South Korean market during these periods was 70.4% and 53.5%. We anticipate that a substantial portion of our revenue will continue to be derived from Asia for the foreseeable future. We do not have any long-term commitments from our Asian customers and demand for our products in Asia may not continue to grow. In addition, use of ADSL technology in South Korea, and thus the demand for our products in South Korea, is related in part to a government-sponsored initiative encouraging deployment of ADSL. If alternative superior technologies are developed, support for the initiative may be withdrawn, or demand from our customers in South Korea may decrease, and our business would be harmed.

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

    We believe that our next-generation scalable ADSL modem, or SAM Two, products will form the basis of a future family of ADSL integrated circuit and software solutions. However, we have not yet completed development of these products. Even if we complete development of the SAM Two and our other new products on a timely basis, these products may not achieve market acceptance and generate significant revenue. If our future products do not achieve broad market acceptance, revenue from our existing products could be inadequate to cover our expenses and our operating results and reputation could be damaged.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS, AND THE LOSS OF, OR A SIGNIFICANT REDUCTION IN ORDERS FROM, ANY OF THEM COULD HARM OUR OPERATING RESULTS.

    If we are not successful in maintaining relationships with our customers and obtaining new customers, our business and results of operations will suffer. We sell our products primarily to communications equipment manufacturers. For the nine months ended September 30, 2000, sales to one customer accounted for 19.8% of our revenue. For the nine months ended September 30, 2001, sales to two customers accounted for 38.3% and 10.5% of our revenue.

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

WE MAY FAIL TO ATTRACT OR RETAIN KEY PERSONNEL.

    Our success depends to a significant degree upon the contributions of our executive management team and our technical, product development, marketing, sales and customer support personnel. The loss of key persons in those areas could harm our business. Competition for these people is particularly intense in Northern California and Taiwan where we primarily operate. We do not have any life insurance or other insurance covering the loss of any of our key employees.

WE RECENTLY COMPLETED A MANAGEMENT RESTRUCTURING

    We recently completed a restructuring of our executive management team, which included the resignations of two of our executive officers and the addition of a new President and Chief Executive Officer, Chief Operating Officer, and a Senior Vice President and Chief Financial Officer. In addition, we recently assigned new or expanded roles to many of our current executive officers and other key personnel. If these individuals are unable to adapt to their roles and adopt and execute an effective business strategy, our business and results of operations would suffer.

TERRORIST ATTACKS, SUCH AS THE ATTACKS THAT OCCURRED IN NEW YORK AND WASHINGTON, D. C. ON SEPTEMBER 11, 2001, AND OTHER ACTS OF VIOLENCE OR WAR MAY AFFECT THE MARKETS IN WHICH WE OPERATE, OUR OPERATIONS AND OUR PROFITABILITY.

    Terrorist attacks may negatively affect our operations. These attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers, which could result in higher expenses and/or lower revenue. Furthermore, these attacks may make travel of our sales and support staff more difficult and more expensive and ultimately affect the sales of our products.

    Also as a result of terrorism, the United States has entered into an armed conflict, which could have a further impact on our domestic and international sales. Political and economic instability in some regions of the world may also result and could negatively impact our business.

Risks Relating To Our Industry

THE AVERAGE SELLING PRICES FOR OUR PRODUCTS ARE VOLATILE AND MAY DECLINE DURING INDUSTRY DOWNTURNS. THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY COULD CREATE FLUCTUATIONS IN OUR OPERATING RESULTS, AS IT HAS FOR OTHER COMPANIES OPERATING IN THIS INDUSTRY.

    The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. For example, downturns of this type occurred in 1997, 1998 and a downturn is currently occurring in 2001. These downturns have been characterized by diminished product demand, production over-capacity and accelerated decline of average selling prices, and in some cases have lasted for more than a year. When the semiconductor industry suffers a significant downturn, our results of operations will be adversely affected.

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

OUR STOCK MAY BE THINLY TRADED OR ITS PRICE VOLATILE, WHICH MIGHT MAKE IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.

    The stock markets, and in particular the Nasdaq National Market, experience extreme price and volume fluctuations affecting the market prices of equity securities of many technology companies. These fluctuations are often unrelated to the operating performance of the respective companies. We expect that the market price of our common stock will continue to fluctuate due to the factors described throughout this "Risk Factor" section as well as:

  •
  changes in estimates of our financial performance or changes in recommendations by securities analysts; and

  •
  changes in market valuations of other integrated circuit companies.

BECAUSE OF FLUCTUATIONS IN THE PRICE OF OUR STOCK, WE MAY BE SUBJECT TO CLASS ACTION LITIGATION, WHICH COULD DISTRACT MANAGEMENT AND RESULT IN SUBSTANTIAL COSTS.

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

    As of September 30, 2001, our principal stockholders, executive officers, directors and their affiliates own or control approximately 42.9% of our common stock. Accordingly, our principal stockholders, executive officers, directors and their affiliates, as a group, may have the ability to control the election of a majority of the members of our board of directors and the outcome of corporate actions requiring stockholder approval. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of us, or may impede a merger, consolidation, takeover or other business combination involving us. This concentration of ownership could also adversely affect our stock's market price or lessen any premium over market price that an acquirer might otherwise pay.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

    The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit, with book value approximating fair value due to short maturity. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2001, all of our investments were in money market funds, bank checking or savings accounts, or bank certificates of deposit. A hypothetical 100 basis point increase in interest rates would result in no decrease in the fair value of our available-for-sale securities as of September 30, 2001.

Foreign Currency Risk

    We do not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements with international customers are currently denominated in U.S. dollars. We have branch operations in Taiwan and a sales office in Beijing, China, which are subject to currency fluctuations. If the value of the New Taiwan dollar were to fluctuate significantly against the U.S. dollar, the impact on our financial results may be material.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
	10.1	James G. Regel Employment Agreement, dated August 29, 2001, between the Registrant and James G. Regel.
	10.2	Offer Letter, dated September 4, 2001, between the Registrant and Kenyon Mei.
	10.3	2000 Stock Plan as amended on May 18, 2001.
	10.4	2001 Nonstatutory Stock Option Plan.
	10.5	2001 Director Option Plan.
	10.6	Amendment to Preferred Stock Rights Agreement, dated October 18, 2001, between the Registrant and Fleet National Bank and EquiServe Trust Company, N.A.
	10.7	Cooperation Framework Agreement, dated August 28, 2001, between the Registrant and TCL Network Equipment Co., Ltd.
  (b)
  Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED TELECOM EXPRESS, INC.

Date: November 13, 2001	By:	/s/ JAMES E. WILLIAMS James E. Williams Senior Vice President Finance, Treasurer And Chief Financial Officer (Principal Financial and Accounting officer)

INTEGRATED TELECOM EXPRESS, INC.

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT TITLE
10.1	James G. Regel Employment Agreement, dated August 29, 2001, between the Registrant and James G. Regel.
10.2	Offer Letter, dated September 4, 2001, between the Registrant and Kenyon Mei.
10.3	2000 Stock Plan as amended on May 18, 2001.
10.4	2001 Nonstatutory Stock Option Plan.
10.5	2001 Director Option Plan.
10.6	Amendment to Preferred Stock Rights Agreement, dated October 18, 2001, between the Registrant and Fleet National Bank and EquiServe Trust Company, N.A.
10.7	Cooperation Framework Agreement, dated August 28, 2001, between the Registrant and TCL Network Equipment Co., Ltd.

QuickLinks

INTEGRATED TELECOM EXPRESS, INC. INDEX
  PART I. FINANCIAL INFORMATION (UNAUDITED)
  ITEM 1. FINANCIAL STATEMENTS
INTEGRATED TELECOM EXPRESS, INC Condensed Balance Sheets (Unaudited, In Thousands)
INTEGRATED TELECOM EXPRESS, INC. Condensed Statement of Operations (Unaudited In Thousands Except Per Share Data)
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