Form 10-K
period 2001-12-31
INTEGRATED TELECOM EXPRESS INC/ CA
filed 2002-04-01
CIK 1116201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-31259

INTEGRATED TELECOM EXPRESS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0403748
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Race Street, San Jose, California	95126
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 792-0797

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $0.001 Par Value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

        Based on the closing sale price of the common stock on the Nasdaq National Market on March 25, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $36,241,257. Shares of common stock held by each officer and director and by each person known to own 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 42,777,112 shares of common stock outstanding as of March 25, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its annual meeting of stockholders in 2002 are incorporated by reference into Part III of this Annual Report on Form 10-K, unless such proxy statement will not be filed within 120 days after the end of the registrant’s fiscal year that ended December 31, 2001, in which case the registrant will file an amendment to this report within the 120-day period to include the applicable information.

As used in this report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” or “the Company” and “ITeX” refer to Integrated Telecom Express, Inc., a Delaware corporation.

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to us that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. These forward-looking statements include but are not limited to those statements identified in this report with an asterisk (*) symbol. Additional forward looking statements may be identified by the words “anticipate”, “believe”, “expect”, “intend”, “will” and similar expressions, as they relate to us or our management.

The forward-looking statements contained in this report reflect our judgment as of the date of this report with respect to future events, the outcome of which is subject to certain risks, including the factors set forth under the heading “Risk Factors” below, which may have a significant impact on our business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in this report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We undertake no obligation to update these forward-looking statements. Our stockholders should carefully review the cautionary statements contained in this Form 10-K, including those set forth under the heading “Risk Factors” below.

PART I

Item 1.     Business

General

We provide integrated circuit and software products to the broadband access communications equipment industry. Our products include integrated circuits, software, production designs and test systems that enable communications equipment manufacturers to provide high-speed, cost-effective asymmetric digital subscriber line, or ADSL, equipment to communications service providers and their customers. We also sell complete network interface cards, or NICs, that are based on our production designs and use our integrated circuits and software. Our production designs are complete sets of instructions describing how to build an ADSL modem with our integrated circuits and software. We sell our products primarily to manufacturers of customer premises equipment and telecommunications service providers’ central office equipment.

We were incorporated in California on May 26, 1995, and reincorporated in Delaware on September 9, 1999. We have a limited operating history, and we are not currently profitable. We expect to continue to incur net losses for the foreseeable future.* In addition, our revenue has been and will continue to be derived from a limited number of products and from a limited number of customers.*

Products

We deliver integrated circuit and software system level products that enable rapid deployment of ADSL equipment. Our production designs are compatible with equipment offered by our customers and other vendors. Our integrated circuit and software products enable transmission speeds of up to 8 Mbps downstream and up to 1 Mbps upstream. Our products are comprised of highly integrated circuits, software for most variants of the Microsoft Windows and Linux operating systems and wide area network protocol support, production designs, and ADSL test equipment and software. Our production designs are complete sets of instructions describing how to build an ADSL modem with our integrated circuits and software. Our system level products include an ADSL Line Tester for use by regional Bell operating companies, or RBOCs, and Internet service providers, or ISPs.

We offer two families of customer premises equipment, or CPE, products: Apollo integrated circuits with software and SAM integrated circuits with software. Each of our products consists of a set of multiple integrated circuits. The first integrated circuit, used in both of our product families, receives and transmits ADSL signals across copper telephone lines. Our second integrated circuit, used only in the Apollo product family, relies upon embedded digital signal processing to process the digitized ADSL signal. In contrast, our SAM family uses an optimized application specific integrated circuit and software-based algorithms to process the digitized ADSL signal.

Apollo Family

Our Apollo family includes four integrated circuit chipset and software products: Apollo Two, Apollo Three, Apollo Five and Apollo Six, and we are currently developing an additional Apollo product. The Apollo family products are compliant with substantially all current ADSL standards and are compatible with substantially all major equipment vendor products. We promote market acceptance of our Apollo products in CPE with our production designs.

Products	Applications	Introduction Date
Current
Apollo Two	• Communications hardware for personal computers	3rd quarter 1999 (discontinued in 2001)

Apollo Three	• Communications hardware for personal computers	4th quarter 2000

Apollo Five	• External modems	2nd quarter 2000
• Gateways
• Routers

Apollo Six	• External modems	2nd quarter 2001
• Gateways
• Routers

Future
Apollo Four	• Communications hardware for personal computers	2nd quarter 2002 **

**	Anticipated release date.

Apollo Five and Six.    The Apollo Five and Six are our integrated circuit and software products for stand-alone CPE markets. Stand-alone CPE includes external modems, gateways and routers. Apollo Five and Six incorporate two integrated circuits. The first integrated circuit receives and transmits ADSL signals with a demonstrated copper telephone line reach of up to 20,000 feet. The integrated circuit that receives and transmits ADSL signals also provides the ability to extract the ADSL signal under poor telephone line conditions and consolidates several functional blocks commonly found in discrete components in other ADSL designs. The second integrated circuit of our Apollo Five and Six incorporates digital signal processing and other functions. Because this digital processing occurs in a single integrated circuit, our Apollo Five and Six products require minimal processing from the host equipment’s microprocessor. We supply a software application programming interface to more easily allow the customer to write additional differentiated software to run on top of that provided with the Apollo product. In addition, we have jointly developed production designs with NEC Corporation and Virata Corporation to promote the deployment of the Apollo Five and Six into external modem, gateway and router markets.

Apollo Two and Three.    Apollo Two and Three are our integrated circuit and software products for the personal computer communications hardware market. We offer production designs and complete software running under most Microsoft Windows operating systems. We also supply software interfaces that manage Microsoft Windows support for wide area network access. We recently added support for the Linux Operating System. In the second quarter of 2001, Apollo Three replaced Apollo Two, which was discontinued.

Future Apollo Products.    The Apollo Four, our newest Apollo product currently in development, is based on the Apollo Three and will feature a more highly integrated circuit that receives and transmits ADSL signals over copper telephone lines. We currently expect to introduce the Apollo Four product during the second quarter of 2002. However, we cannot be certain that such introduction will happen as scheduled. Even if we complete development of our new Apollo product as scheduled, this product may not achieve market acceptance or generate significant revenue.

SAM Family

SAM is our proprietary ADSL product that consists of an optimized partitioning of integrated circuitry and software-based digital signal processing, offering upgradeable, flexible, low-cost and low power consuming integrated circuit and software products. Our latest SAM product, SAM Four, includes two integrated circuits and software and was developed for the personal computer original equipment manufacturer and integrated access device markets. SAM Four replaced SAM Three during the third quarter of 2001. All SAM products are compliant with substantially all current ADSL standards and are compatible with substantially all major equipment vendor products.

Products	Applications	Introduction Date
Current
SAM Three	• Communications hardware for personal computers	4th quarter 2000 (discontinued in 2001)
• Motherboards for personal computers
• Integrated access devices
• PCMCIA cards for notebook computers

SAM Four	• Communications hardware for personal computers	3rd quarter 2001
• Motherboards for personal computers
• Integrated access devices
• PCMCIA cards for notebook computers

SAM Three and SAM Four.    SAM Three and SAM Four use the personal computer host microprocessor and memory to manage the digital signal processing of the incoming and outgoing ADSL signals rather than incorporating a digital signal processor within our integrated circuit. SAM Three and SAM Four are fully-programmable solutions and are targeted primarily at the personal computer original equipment manufacturer and integrated access device markets. Both SAM Three and SAM Four are compatible with international ISDN transmission equipment and protocols. SAM Three and SAM Four permit operation in geographical regions running ISDN concurrently with ADSL by providing a solution that overcomes cross talk between ISDN and ADSL lines that occupy the same loop bundles. In the third quarter of 2001, SAM Four replaced SAM Three, which was discontinued.

SAM Four consists of two integrated circuits. The first integrated circuit incorporates programmable features allowing it to receive and transmit ADSL signals with a demonstrated copper telephone line reach from the central office to the customer’s premises of up to 20,000 feet. In addition, SAM Four provides the ability to extract the ADSL signal under poor line conditions. The second integrated circuit is a low-cost design capable of handling most of the computationally intensive ADSL functions while reducing integrated circuit size and power dissipation. SAM software running on the personal computer host microprocessor includes digital signal processing algorithms necessary to process the ADSL signal. We offer a production design incorporating this product that is a robust, field-proven and cost-effective solution to the end user.

Our SAM Four includes a broad set of software support for Microsoft Windows 98, 98se, ME, NT4.0, 2000, and XP. This support handles the interface from Microsoft Windows to personal computer communications hardware or motherboards equipped with our SAM Four. Additional software manages the Windows support for wide area network access. Our SAM Four host-based software products allow flexible programming and updates through remote site software download.

ADSL Line Tester

The ADSL Line Tester, which was introduced in the fourth quarter of 2001, is a system level product used by RBOCs and ISPs to qualify the copper telephone line prior to offering ADSL service. The Tester tests ADSL line conditions and provides a variety of information on the line including estimated reach and rate. The Tester software is customized for specific customer requirements.

Production Designs, Development Tool and Software.    We currently provide production designs to our customers to facilitate the development of their CPE. These production designs provide complete solutions that include detailed printed circuit board layout, component selection and testing procedures, production software and wide area network access software, and easy installation of software and user guides. These production designs also enable our customers to quickly market a complete ADSL modem with demonstrated compatibility, low-cost design, high performance and compatibility with the major Windows operating systems. We also provide software interfaces that enable the customer to customize their product by adding additional system-level functionality.

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

Customers

We sell our products primarily to manufacturers of CPE and telecommunications service providers’ central office equipment. A substantial portion of our revenue has been derived from customers located outside the United States. In 2001, 2000 and 1999, sales to customers in foreign countries accounted for 67.3%, 82.4% and 53.1%, respectively, of net revenue. In 2001, sales to customers in Asia accounted for 58.4% of net revenue, and sales to customers in South Korea constituted 47.9% of net revenue. In 2000, sales to customers in Asia accounted for 75.1% of net revenue, and sales to customers in South Korea constituted 59.5% of net revenue. In 1999, sales to customers in Asia accounted for 52.9% of net revenue, and sales to customers in South Korea constituted 12.2% of net revenue. We anticipate that a substantial portion of our revenue will continue to be derived from Asia, especially South Korea, for the foreseeable future.*

We have derived a substantial portion of our revenue from a limited number of customers, and we expect to continue to rely on a limited number of customers.* In 2001, sales to Alcatel accounted for 39.2% of our net revenue; in 2000, sales to Victron, Inc. and Interlink System Co., Ltd. accounted for 11.6% and 11.1%, respectively, of our net revenue; and in 1999, sales to Xpeed, Inc. and Lite-On Communications Corporation accounted for 44.3% and 10.9%, respectively, of our net revenue. We have an agreement with Alcatel Bell N.V. to supply Alcatel Bell N.V. with fully assembled network interface cards. We do not have long-term agreements with any other customers relating to the sale of our products and generally sell our products on an order-by-order basis.

Sales and Marketing

We sell our products through our direct sales, independent sales representatives and distributors, primarily in Asia and North America. We offer customer support through internal and field application engineering personnel and multiple direct and independent sales representatives worldwide.

Research and Development

We believe that the development of products with high levels of integration, functionality and tunable performance parameters is essential to our success. As of December 31, 2001, we had a total of 52 personnel in research and development. Research and development expenses were $22.9 million, $22.0 million, and $8.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Operations and Manufacturing

We outsource all of our integrated circuit fabrication, packaging and testing, which allows us to concentrate on product design, marketing and sales, and support.

United Microelectronics Corporation fabricates all of our integrated circuits. United Microelectronics Corporation has multiple manufacturing facilities, all but one of which are located in Taiwan. Currently, we utilize one of United Microelectronics Corporation’s 10 fabrication facilities, each of which is capable of manufacturing integrated circuits with line widths to 0.13 microns and is currently qualified to 0.15 microns. Although we have developed a contingency plan with United Microelectronics Corporation to provide for the manufacture of our products in the event of a disruption in the operations of one or more of its fabrication facilities, United Microelectronics Corporation is under no obligation to provide additional support. We have executed a term sheet with United Microelectronics Corporation which guarantees us minimum production capacity through 2003 provided that we use United Microelectronics Corporation to manufacture substantially all of our integrated circuits during that period. Finished integrated circuits are transferred directly to packaging and testing facilities.

We currently outsource our integrated circuit packaging and testing functions to Advanced Semiconductor Engineering, Inc. We also outsource the manufacturing of Apollo-based NICs and ADSL Line Tester to Askey Computer Corp. and AboCom Systems, Inc., respectively. All of these service providers are located in Taiwan.

We have employees responsible for test and product engineering located in the United States and Taiwan. In addition, we have a production control group that interfaces with our outside vendors and monitors yields, placing production orders and controlling inventory.

Intellectual Property

We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property laws, nondisclosure agreements and other measures to protect our proprietary rights. We currently own 19 patents issued in the United States. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect them. We have registered the trademarks ITeX and SAM. All other trademarks or service marks appearing in this report are trademarks or service marks of the respective companies that use them.

In April 1998, we entered into an agreement with Alcatel Bell N.V. to license some of Alcatel’s ADSL technology. Our Apollo and SAM families of products incorporate this technology. This agreement expires in April 2008.

In August 1999, we entered into an agreement with United Microelectronics Corporation through which we were extended certain licenses granted by Texas Instruments to United Microelectronics Corporation in exchange for royalties, patent cross licenses and other obligations. This agreement grants us access to certain technology on favorable terms. If United Microelectronics Corporation ceases to be our largest stockholder, our rights under this agreement would terminate and consequently we would lose a competitive advantage in the manufacture of our products. If we lose these rights, we may not be able to secure such licenses on reasonable terms, if at all.

From time to time, we may desire or be required to renew or to obtain licenses from others in order to further develop and market commercially viable products. These licenses may not be available on reasonable terms, or at all.

Our pending patents may never be issued, and even if they are, these patents, our existing patents and the patents we license may not provide sufficiently broad protection to protect our proprietary rights, or they may prove to be unenforceable. Any patents issued or licensed by us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide us with a competitive advantage. In addition, our other intellectual property protection measures may not be sufficient to prevent misappropriation of our technology.

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

We compete with a number of major domestic and international suppliers of semiconductors for digital subscriber line CPE. Our principal competitors include Alcatel Microelectronics, Analog Devices, Inc., Centillium Communications, Inc., Conexant Systems, Inc., GlobeSpanVirata, Inc., Lucent Technologies Inc., ST Microelectronics N.V. and Texas Instruments Incorporated. In addition, we compete with a number of major domestic and international suppliers of tester equipment. Our principal tester competitors include Acterna Corporation, Agilent Technologies, Inc. and Sunrise Telecom, Inc.

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

Other technologies compete with ADSL to provide broadband last mile access. These technologies include ISDN, cable modem, broadband wireless, satellite communication and high capacity T1/E1 lines. We believe that each of these technologies has limitations and that ADSL competes favorably with each of them. For example, ISDN offers a maximum transmission speed of 128 Kbps, is subject to per use charges and cannot support simultaneous analog voice and data traffic over a copper telephone line. Cable modems suffer from limited geographical availability and use a shared environment that is subject to reduced bandwidth per user as the number of users increases. Broadband wireless is expensive to deploy and limited by geography and distance. Satellite communication is also expensive to deploy and maintain and requires an additional telephone line to support two-way communication. Finally, the expense of T1/E1 lines has restricted their deployment primarily to large businesses and organizations. ADSL may not gain or maintain its share of the broadband last mile access market against these other access technologies.

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

Employees

As of December 31, 2001, we had a total of 84 employees, including 52 in research and development, 14 in sales, marketing and customer support and 18 in finance, administration and operations. None of our employees is represented by a labor union. There have been no work stoppages, and we believe that our relationships with our employees are good. Competition for employees in our industry and geographical areas is intense, and we may not be successful in attracting and retaining such personnel.

Executive Officers

Our executive officers and their ages as of December 31, 2001 are as follows.

Name	Age	Position
James Regel	59	President and Chief Executive Officer
James Williams	58	Senior Vice President of Finance and Administration, Treasurer and Chief Financial Officer
Kenyon Mei	56	Chief Operating Officer
Jow Peng	49	Vice President of Business Development
James Stair	47	Vice President of Systems Engineering

James Regel has served as President and Chief Executive Officer since September 2001. From August 2000 to August 2001, Mr. Regel was President and Chief Executive Officer of Network Peripherals Inc., a manufacturer of networking equipment. From January 2000 to July 2000, Mr. Regel was Vice President of Worldwide Sales at Proxim, a manufacturer of wireless networking products. Mr. Regel joined Proxim in January 2000 through Proxim’s acquisition of Wavespan, a high speed wireless networking company, where he served as Chief Executive Officer from June 1999 to January 2000 and Senior Vice President of Sales from March 1997 to June 1999. From 1992 to February 1997, Mr. Regel was Vice President of Sales and Marketing for Verilink Corporation, a manufacturer of network access products.

James Williams has served as Senior Vice President of Finance and Administration, Treasurer and Chief Financial Officer since October 2001. From December 2000 to August 2001, Mr. Williams was Senior Vice President of Finance and Administration, Secretary, Treasurer and Chief Financial Officer of Network Peripherals Inc., a manufacturer of networking equipment. From March 1999 to September 2000, Mr. Williams was Vice President of Finance, Technology, Operations and Business Integration for E*TRADE Group, a provider of online personal financial services. From November 1997 to February 1999, Mr. Williams was a financial consultant serving in the capacity of a chief financial officer for Sterigenics International, Inc., a provider of radiation processes for sterilization of surgical equipment and certain food products, Fourth Network @ Hotel, Inc., a provider of high speed Internet access for hotel rooms around the world, and other high-tech companies. From July 1995 to November 1997, Mr. Williams was Executive Vice President of Finance, Secretary and Chief Financial Officer of Systems Integrators, Inc., a supplier of software products and integration systems for newspaper agencies worldwide.

Kenyon Mei has served as Chief Operating Officer since September 2001. From January 2000 to August 2001, Dr. Mei was Chief Operating Officer of Silicon Magic Corporation, a manufacturer of DRAM and embedded DRAM products for applications in digital media equipment and information technology. From 1997 to 1999, Dr. Mei was Vice President of Engineering of PLX Technology, Inc., a supplier of high-speed interconnect silicon and software to the communications industry. Prior to 1997, Dr. Mei held executive positions at Cirrus Logic and Intel Corp.

Jow Peng has served as Vice President, Business Development since July 1999. From August 1998 to July 1999, Mr. Peng served as Senior Director of Marketing, and from October 1997 to August 1998, Mr. Peng served as Director of Strategic Planning. From April 1985 to October 1997, Mr. Peng was the lead member of the technical staff for Pacific Telesis, Inc., a telecommunications service provider.

James Stair has served as Vice President, Systems Engineering since May 2001. From January 2000 to April 2001, Mr. Stair was Vice President of Engineering of Innovision, a provider of integrated circuits and system software for advanced consumer video products. From December 1998 to October 1999, Mr. Stair was Chief Operating Officer of Vadem, a manufacturer of PDAs and from September 1997 to December 1998, he served as Vice President of Engineering at Vadem. From May 1996 to June 1997, Mr. Stair was Vice President and Chief Operating Officer of Exponential Technology, Inc., a manufacturer of high performance microprocessors.

Item 2.     Properties

We conduct our primary executive, sales and marketing, and research and development activities from our corporate headquarters located in San Jose, California, which is under a lease expiring in February 2011. We also lease our sales offices in Taipei, Taiwan, and Beijing, China.

We believe each facility to be in good operating condition and adequate for its present use, and that each facility has sufficient capacity to meet its current and anticipated operating requirements.

Item 3.     Legal Proceedings

In November 2001, a complaint captioned Richmon v. Integrated Telecom Express, Inc., No. 01-CV-10108 was filed in federal district court for the Southern District of New York, on behalf of a putative class of persons who purchased our common stock between August 18, 2000 and December 6, 2000. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities. The complaint brings claims for violation of several provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 against those underwriters, and also brings claims under the Securities Act of 1933 against us and various of our present and former officers and directors. Similar lawsuits concerning more than 300 other companies’ initial public offerings have been filed and coordinated as In re Initial Public Offering Securities Litigation, No. 21 MC 92. We believe that the claims against us are without merit and intend to defend this lawsuit vigorously.

In addition to the lawsuit mentioned above, from time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. We are not currently a party to any material legal proceedings of this nature.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Since August 18, 2000, the date of our initial public offering, our common stock has traded on the Nasdaq National Market under the symbol ITXI. The following table sets forth the range of high and low sales prices for our common stock as reported by the National Association of Securities Dealers, Inc. for the periods indicated:

	High	Low
2000
Third quarter (beginning August 18, 2000)	$31.44	$18.25
Fourth quarter	21.44	4.31

	High	Low
2001
First quarter	$9.38	$2.03
Second quarter	2.95	1.88
Third quarter	2.23	1.00
Fourth quarter	1.75	0.99

As of March 25, 2002, we had approximately 238 stockholders of record.

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

We received aggregate net proceeds of approximately $109.1 million from the initial public offering and concurrent private placement of shares of our common stock on August 18, 2000. Approximately $30 million of the net proceeds from our initial public offering and the concurrent private placement have been used for working capital and general corporate purposes, including research and development of new products, sales and marketing efforts and general and administrative expenses. The remaining net proceeds have been invested in cash and cash equivalents. The use of the proceeds described above does not represent a material change in the use of proceeds described in our Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2000.

Changes in Securities

On March 28, 2001, our Board of Directors adopted the Preferred Stock Rights Agreement under which we declared a dividend of one right for each share of our outstanding common stock as of May 11, 2001. Prior to the distribution date referred to below, the rights will be evidenced by and trade with the certificates for the common stock. After the distribution date, we will mail rights certificates to the stockholders and the rights will become transferable apart from our common stock. The distribution date occurs, and rights will separate from the common stock and become exercisable, following (a) the tenth business day (or such later date as may be determined by a majority of the board of directors) after a person or group acquires beneficial ownership of 15% or more of our common stock or (b) the tenth business day (or such later date as may be determined by a majority of the directors) after a person or group announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of our common stock.

After the distribution date, each right will entitle the holder to purchase for $22.50 a fraction of a share of our preferred stock with economic terms similar to that of one share of our common stock. As the rights may be redeemed by us prior to the time they are exercised, we believe the Preferred Stock Rights Agreement will provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our Board of Directors.*

Item 6.     Selected Financial Data

The following selected financial data should be read in conjunction with the financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The selected statement of operations data for each of the three years ended December 31, 2001, 2000 and 1999 and the selected balance sheet data as of December 31, 2001 and 2000 are derived from, and qualified by reference to, the audited financial statements included elsewhere in this report. The selected statement of operations data for each of the two years ended December 31, 1998 and 1997 and the selected balance sheet data as of December 31, 1999, 1998 and 1997 are derived from audited financial statements not included herein.

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share amounts)
Statement of Operations Data:
Net revenue	$17,039	$54,062	$3,053	$—	$—
Cost of revenue (inclusive of stock-based compensation expense of $12, $800, $0, $0 and $0)	12,902	32,003	2,811	—	—

Gross profit	4,137	22,059	242	—	—

Operating expenses:
Research and development (inclusive of stock-based compensation expense of $2,257, $7,753, $97, $58 and $10)	22,868	21,997	8,556	6,288	1,111
Sales and marketing (inclusive of stock-based compensation expense of $1,451, $4,192, $86, $57 and $0)	6,053	11,318	3,297	1,182	—
General and administrative (inclusive of stock-based compensation expense of $3,133, $8,464, $81, $111 and $26)	10,767	13,352	3,166	2,682	966
Restructuring expenses	2,331	—	—	—	—
Write-off of assets	3,572	—	—	—	—

Total operating expenses	45,591	46,667	15,019	10,152	2,077

Operating loss from continuing operations	(41,454)	(24,608)	(14,777)	(10,152)	(2,077)
Interest and other income, net	5,222	4,472	1,069	856	809

Loss from continuing operations	(36,232)	(20,136)	(13,708)	(9,296)	(1,268)
Loss from discontinued operations	—	—	—	—	(2,638)

Net loss	$(36,232)	$(20,136)	$(13,708)	$(9,296)	$(3,906)

Basic and diluted net loss from continuing operations per share	$(0.85)	$(0.66)	$(0.59)	$(0.40)	$(0.06)
Basic and diluted net loss from discontinued operations per share	—	—	—	—	(0.11)

Basic and diluted net loss per share	$(0.85)	$(0.66)	$(0.59)	$(0.40)	$(0.17)

Shares used in computing basic and diluted net loss per share	42,594	30,484	23,148	23,058	22,753

	As of December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$119,278	$149,073	$38,513	$14,423	$6,394
Working capital	115,380	144,016	37,838	11,904	17,758
Total assets	138,136	181,390	52,951	26,652	20,632
Long-term obligations, net of current portion	482	1,742	1,500	4,125	—
Mandatorily redeemable convertible preferred stock	—	—	45,000	5,000	—
Total stockholders’ equity	129,338	158,424	1,099	14,208	20,249

Supplementary Quarterly Financial Data (Unaudited)

	Fiscal 2001 Quarter Ended
	December 31	September 30	June 30	March 31
	(in thousands, except per share amounts)
Net revenue	$2,577	$3,234	$4,303	$6,925
Gross profit	289	836	1,678	1,334
Loss from operations	(12,235)	(8,020)	(10,255)	(10,944)
Net loss	(11,579)	(6,927)	(8,838)	(8,888)
Basic and diluted net loss per share	(0.27)	(0.16)	(0.21)	(0.21)

	Fiscal 2000 Quarter Ended
	December 31	September 30	June 30	March 31
	(in thousands, except per share amounts)
Net revenue	$22,476	$17,185	$10,286	$4,115
Gross profit	7,742	8,447	4,505	1,365
Loss from operations	(6,091)	(6,137)	(8,221)	(4,159)
Net loss	(3,479)	(5,183)	(7,779)	(3,695)
Basic and diluted net loss per share	(0.08)	(0.16)	(0.33)	(0.16)

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report, including without limitation the following discussion, contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to us that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. These forward-looking statements include but are not limited to those statements identified in this report with an asterisk (*) symbol. Additional forward looking statements may be identified by the words “anticipate”, “believe”, “expect”, “intend”, “will” and similar expressions, as they relate to us or our management.

The forward-looking statements contained in this report reflect our judgment as of the date of this report with respect to future events, the outcome of which is subject to certain risks, including the factors set forth under the heading “Risk Factors”, which may have a significant impact on our business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in this report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We undertake no obligation to update these forward-looking statements. Our stockholders should carefully review the cautionary statements contained in this report, including those set forth under the heading “Risk Factors”.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes.

Overview

We provide integrated circuit and software products to the broadband access communications equipment industry. Our products include integrated circuits, software, production designs, network interface cards, or NICs, and test systems that enable communications equipment manufacturers to provide high-speed, cost-effective asymmetric digital subscriber line, or ADSL, equipment to communications service providers and their customers. Our software includes programs that enable the basic function of our integrated circuits and reference designs, and that provide access to the Internet, permitting equipment utilizing our solutions to communicate with telecommunication service providers’ central office equipment.

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

Subsequent to the sale of our personal computer-related business in 1997 and through 1998, we were a development stage company and had no product revenue. In April 1998, we licensed certain ADSL technology from Alcatel Bell N.V. to complement our intellectual property. In the first quarter of 1999, we began shipping our production designs and development tools for our initial ADSL products. In the third quarter of 1999, we began volume shipments of these products and recorded our first significant product revenue. Our production designs are complete sets of instructions describing how to build an ADSL modem with our integrated circuits and software. Beginning in the fourth quarter of 1999, we significantly increased our investment in operations, including research and development and sales and marketing.

In November 2001, we announced several strategic initiatives to streamline operations and reduce costs. The measures included an immediate worldwide workforce reduction, restructuring of certain business functions and closure of the facility in Hsin Chu, Taiwan, which was one of our two research and development facilities. As a result of the workforce reduction, we terminated approximately 50 employees worldwide and recorded a charge of $0.8 million for severance and fringe benefits. In connection with the closure of the Hsin Chu facility, we recorded a charge of $1.5 million of which $0.2 million was the cost of terminating the office lease and $1.3 million was the write-off of the facility’s leasehold improvements and other fixed assets. The office lease for the Hsin Chu facility will be terminated as of March 31, 2002. In addition, during 2001, we discontinued certain research and development projects. We had previously licensed certain technologies for use in these projects and also made advance royalty payments on licenses for these technologies. As we have no plans for alternative use of these technologies, the related license fees and prepaid royalties totaling $3.6 million were written off. As part of our ongoing business strategy, we will continue to evaluate our operations and consider initiatives to reduce costs.

We sell our products to manufacturers of customer premises equipment and telecommunications service providers’ central office equipment. The majority of our revenue is currently derived from sales of our Apollo product families. Sales of Apollo chipset products accounted for 57.7%, 89.9% and 80.8% of our net revenue in 2001, 2000 and 1999, respectively. The balance of net revenue in 2001 and 2000 was primarily attributable to sales of Apollo-based NICs. To date, we have derived a substantial portion of our revenue from a limited number of customers, and we expect to continue to rely on a limited number of customers. In 2001, sales to Alcatel accounted for 39.2% of our net revenue; in 2000, sales to Victron, Inc. and Interlink System Co., Ltd. accounted for 11.6% and 11.1% of our net revenue, respectively; and in 1999, sales to Xpeed, Inc. and Lite-On Communications Corporation accounted for 44.3% and 10.9% of our net revenue, respectively.

We have focused our sales and marketing efforts on worldwide communications equipment manufacturers. We currently sell through our direct sales force, independent sales representatives and distributors. Our sales personnel are based in San Jose, California, Taipei, Taiwan and Beijing, China. In 2001, 2000 and 1999, sales to customers in foreign countries accounted for 67.3%, 82.4% and 53.1%, respectively, of net revenue. In 2001, sales to customers in Asia accounted for 58.4% of net revenue, and sales to customers in South Korea constituted 47.9% of net revenue. In 2000, sales to customers in Asia accounted for 75.1% of net revenue, and sales to customers in South Korea constituted 59.5% of net revenue. In 1999, sales to customers in Asia accounted for 52.9% of net revenue, and sales to customers in South Korea constituted 12.2% of net revenue. In addition to direct sales to customers in South Korea, we estimated that 0% of net revenue in 2001, 11.6% of net revenue in 2000 and 44.3% of net revenue in 1999, which were attributable to U.S. customers, were ultimately intended for service providers in the South Korean Market. Accordingly, our aggregate revenue exposure to the South Korean Market was 47.9%, 71.1% and 56.5% in 2001, 2000 and 1999, respectively. We anticipate that a substantial portion of our revenue will continue to be derived directly or indirectly from Asia for the foreseeable future.* All revenues are denominated in U.S. dollars.

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

We outsource the fabrication, packaging and testing of our integrated circuits. We also outsource the manufacturing of NICs to a manufacturer in Taiwan, which incorporates our integrated circuits. Therefore, a significant portion of our cost of revenue consists of payments to our manufacturers. Our cost of revenue also includes expenses relating to our internal operations as well as the amortization of fees and royalties for licensed technology. In April 1998, we licensed certain technology from Alcatel, an unrelated third party, to develop, manufacture and distribute products. The terms of the agreement call for an initial license fee of $5 million and royalties on sales of products developed at rates ranging from 2.5% to 6%, with minimum royalties totaling $3 million payable in installments: $1.5 million in 2001, $1.0 million in 2000 and $0.5 million in 1999. The license fee is amortized over the estimated useful life of seven years, and minimum royalties were expensed in the year incurred.

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

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing, applications engineering support and customer service functions and costs associated with promotional and other marketing expenses.

General and administrative expenses include personnel and related costs associated with executive management, finance and accounting functions, investor relations, human resources and information technology services.

In connection with the grant of stock options and equity compensation to our employees, consultants and directors, we have recorded deferred stock-based compensation expense of $37.9 million, of which the unamortized balance was $9.3 million as of December 31, 2001. Deferred stock-based compensation represents the difference between the grant price and the deemed fair value of our common stock options granted. Deferred stock-based compensation expense for stock options granted is being amortized using the graded vesting method, in accordance with Financial Accounting Standards Board Interpretation No. 28, over the vesting period of each respective option, which is generally four years. Under the graded vesting method, each stock option is separated into portions based on its vesting terms, which results in acceleration of amortization expense for the overall award. Deferred stock-based compensation for stock options granted to non-employees is accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 123 and Emerging Issues Task Force No. 96-18. Unamortized deferred stock-based compensation is presented as a reduction of stockholders’ equity.

We did not record any provision for federal or state income taxes for any period since our inception because we incurred losses in each period and potential deferred tax benefits associated with net operating loss and tax credit carryforwards were completely offset by a full valuation allowance. Deferred tax assets are principally derived from net operating loss and tax credit carryforwards and temporary differences between the book and tax basis of depreciation and amortization expenses. Based on the available objective evidence, we believe that it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, we provided a full valuation allowance against the deferred tax assets as of December 31, 2001 and 2000. As of December 31, 2001, the federal and state net operating loss carryforwards for income tax purposes were approximately $36.0 million and $16.3 million, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2013, and the state net operating loss carryforwards will begin to expire in 2003. As of December 31, 2001, the federal and state tax credit carryforwards for income tax purposes were approximately $1.8 million and $2.0 million, respectively. If not utilized, these tax credit carryforwards will expire in various amounts beginning in 2006. Under the Tax Reform Act of 1986, the amount of benefits from the current net operating loss carryforwards may be limited as we have incurred a cumulative ownership change of more than 50%. In addition, there could be further limitation on the use of net operating loss carryforwards to offset future taxable income if an ownership change of more than 50% occurs in the future.*

Recent Developments

We have engaged Lehman Brothers as a financial advisor to evaluate strategic alternatives to maximize stockholder value. In conjunction with the hiring of Lehman Brothers, our Board of Directors has authorized our management to explore various strategic alternatives, including but not limited to potential acquisitions, mergers or a liquidation. Our goal in exploring these alternatives is to provide the greatest long-term value to our stockholders. We cannot guarantee that any transaction will result from the exploration of these alternatives, and any proposed transaction would be subject to the review and approval of our Board of Directors.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements and related disclosures requires us to make judgments, assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, we evaluate our estimates used in the accounting for, among other things, revenues, allowance for doubtful accounts, inventory reserves, impairment of long-lived assets, valuation allowance on deferred tax assets and deferred stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. This forms the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Note 1 to the Financial Statements contained in this Annual Report on Form 10-K describes the significant accounting policies used in the preparation of our financial statements. We believe the following critical accounting policies are significantly impacted by judgments, assumptions and estimates used in the preparation of our financial statements.

We recognize revenues from sales of our products when we determine that a signed purchase order exists, delivery has occurred, sales price is fixed or determinable, collection is reasonably assured and product returns are reasonably estimable. Delivery generally occurs when product is delivered to a common carrier. We consider that the fee is fixed or determinable when no provision for cancellation or right of return exists. Prior to the delivery of product, we assess the collectibility by evaluating our customer’s credit worthiness based on our customer’s current financial conditions and credit history. For sales to international customers, we generally require letters of credit or advance payments prior to delivery. If we determine that any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.

We maintain an allowance for doubtful accounts for estimated credit losses resulting from our customers’ inability to make required payments. We assess the overall adequacy of the allowance by reviewing specific collection issues related to each past due account balance and the balance of each aging category. Based on our assessment, we may provide a specific allowance related to amounts we believe collectibility is doubtful, and we may also provide a general allowance based on a range of percentages applied to aging categories. These percentages are based on our historical collection and write-off experience. The balance of our accounts receivable is currently concentrated on a few customers. An unexpected material change in a major customer’s ability to meet its obligation to us could have an adverse material effect on our operating expenses.

We regularly review our open purchase commitments and inventory quantities on hand and provide inventory reserves for excess and obsolete inventories, considering forecasted demand by products and other production requirements within the next twelve months. A significant decrease in demand of our products could result in an increase in the amount of excess inventory quantities on hand. In addition, our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. If a significant unanticipated decrease in demand of our products or technological developments occur, we may deem necessary to provide for additional inventory reserves, which could have a significant adverse impact on our gross margin.

We evaluate our long-lived assets, including property and equipment and licenses, for impairment whenever events or circumstances indicate that the carrying value of these assets may not be recovered. We consider the following factors, among others, which could trigger an impairment review: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of these assets or the strategy for our overall business; significant negative industry or economic trends; significant decline in our stock price for a sustained period; and our market capitalization relative to net book value. If we determine that one or more of the above indicators exists and the carrying value of a long-lived asset may not be recovered, an impairment charge will be recorded in the period such determination is made, resulting in additional operating expenses. We measure any impairment based on a projected discounted cash flow method using a discount rate determined by us to be commensurate with the risk inherent in our current business model.

We recognize deferred tax assets and liabilities based on our estimates of the future tax effect of temporary differences between the book and the tax basis of assets and liabilities, as well as net operating loss and tax credit carryforwards. We then assess the likelihood that our deferred tax assets may be recovered based on future taxable income. If we determine that it is more likely than not that deferred tax assets will not be recovered, we must establish a valuation allowance against deferred tax assets and record a corresponding deferred tax expense.

We have granted stock options to our employee and consultants and recorded deferred stock-based compensation expense in accordance with various accounting pronouncements. Significant judgment is involved in assessing the fair value of stock options granted using, among other methods, the Black-Scholes option pricing model. Such model requires us to make certain assumptions, including expected volatility of our stock price and expected life of stock options granted, based on historical experience and other relevant factors. The deferred stock-based compensation expense as reported may differ if we used different option pricing model or different assumptions.

Results of Operations

Net Revenue.    Net revenue was $17.0 million, $54.1 million and $3.1 million in 2001, 2000 and 1999, respectively. The decrease in net revenue in 2001 from 2000 was primarily attributable to the slowdown in the semiconductor and communications industries worldwide, along with a reduction in the demand of our Apollo chipset products in Asia, particularly in the South Korean market. During 2001, we also experienced severe pricing pressure on our Apollo chipset products, resulting in a decrease in average sales price per unit ranging from 37% to 51% among all Apollo chipset products. Net revenue from sales of Apollo chipset products decreased to $9.8 million in 2001 from $49.3 million in 2000. The decrease in net revenue was partially offset by an increase in sales of Apollo-based NICs of $3 million. The increase in net revenue in 2000 from 1999 was primarily attributable to the growth during that period in sales of Apollo products, particularly in the South Korean market. Volume shipment of our Apollo products commenced in the third quarter of 1999. We expect that net revenue in 2002 may be lower than the 2001 level, as the recovery of the semiconductor industry from the current slowdown is expected to be slow.* Revenue from our new ADSL Line Tester is expected to be completely offset by decreasing revenue from Apollo chipset products and Apollo-based NICs.* Our new ADSL Line Tester was first introduced in the fourth quarter of 2001, and we expect to recognize revenue from this product starting the first quarter of 2002.*

Cost of Revenue and Gross Margin.    Gross margin was 24% in 2001, compared to 41% in 2000. The decrease in gross margin in 2001 was primarily due to severe pricing pressure on our Apollo chipset products and an increase in amortization of license fee and minimum royalties as a percentage of net revenue. Amortization of license fee and minimum royalties, which are related to the technology licensed from Alcatel, totaled $2.2 million in 2001, $1.7 million in 2000 and $1.2 million in 1999. In addition, our gross margin in 2001 was negatively impacted by a charge of $0.8 million, which was recorded in the first quarter of 2001, to provide reserve for adverse purchase commitments for our Apollo chipset products.

Gross margin increased to 41% in 2000 from 8% in 1999. Such improvement in gross margin was primarily attributable to a significant increase in production volume in 2000, which resulted in greater economies of scale and reduced impact of fixed costs, including amortization of license fee and minimum royalties. Included in the cost of revenue in 2000 was a charge of $3.3 million, which was recorded as of December 31, 2000, to provide reserve for adverse purchase commitments for our Apollo chipset products.

Inventory purchase commitments are based on forecasted future demand for our products. As we experienced a significant decrease in demand for our Apollo chipset products in early 2001, our inventories and non-cancelable production orders exceeded our estimated requirements based on demand forecasts. As a result, we provided a reserve for such excesses in the first quarter of 2001 and as of December 31, 2001 in accordance with our accounting policies and generally accepted accounting principles. We believe that our current inventory level and purchase commitments are in line with our forecasted future demand for our products, and we will continue to closely manage our inventories. However, if we experience a sudden and significant decline in demand for our products or if there is a higher risk of inventory obsolescence due to rapidly changing technology and customer requirements, we may deem necessary to provide for additional inventory reserve, which could have a negative impact on our gross margin.*

We expect that our overall gross margin in 2002 may improve slightly or stay flat as compared to the 2001 level.* Starting 2002, we are no longer subject to the payment of minimum royalties, and royalties incurred for licensed technologies will be based on a percentage of our revenue in accordance with the respective royalty agreements.* In addition, our new ADSL Line Tester is expected to have higher gross margin than our other products.* However, potential improvement in gross margin may be offset by continuing deterioration of the average sales price for our Apollo products sold in Asia.* We also expect that our gross margin in 2002 will continue to fluctuate from quarter to quarter, depending on our product mix and overall sales volume in the respective quarter.*

Research and Development.    Research and development expenses were $22.9 million, $22.0 million and $8.6 million in 2001, 2000 and 1999, respectively. Excluding the amortization of deferred stock-based compensation, research and development expenses increased to $20.6 million in 2001 from $14.2 million in 2000 and $8.5 million in 1999. A significant portion of the increase in 2001 was due to an increase of $2.8 million in facility related expenses associated with the new corporate headquarters and the new research facility in Hsin Chu, Taiwan, as well as increases in non-recurring engineering expenses of $1.7 million, depreciation expense of $1.0 million and compensation expense of $0.4 million. The increase in 2000 primarily reflected a significant increase in our research and development efforts to develop and improve the Apollo products family and to commence other development projects. We anticipate that research and development expenses in 2002, excluding the amortization of deferred stock-based compensation, will decrease from the 2001 level, as we expect to realize the benefits of the restructuring announced in November 2001.*

Amortization of deferred stock-based compensation expense associated with research and development personnel decreased to $2.3 million in 2001 from $7.8 million in 2000. The decrease was primarily due to the cancellation of stock options related to former employees, the accelerated amortization method used to compute stock-based compensation and the decline in our stock prices and its effect on stock options granted to non-employees. We expect that the amortization of deferred stock-based compensation expense will continue to decrease in the future.*

Sales and Marketing.    Sales and marketing expenses were $6.1 million, $11.3 million and $3.3 million in 2001, 2000 and 1999, respectively. Excluding the amortization of deferred stock-based compensation, sales and marketing expenses were $4.6 million in 2001, $7.1 million in 2000 and $3.2 million in 1999. The decrease in 2001 was primarily due to a significant decrease in sales commissions, which was consistent with the decrease in net revenue from 2000, partially offset by increased facility related expenses associated with the new corporate headquarters. The increase in 2000 reflected a significant increase in sales commissions, as we commenced volume shipment of our Apollo products in the third quarter of 1999, and we had a substantial increase in our net revenue in 2000 compared to 1999. We anticipate that sales and marketing expenses, excluding amortization of deferred stock-based compensation, will decrease from the 2001 level, primarily due to a decrease in sales commissions attributable to an anticipated decline in sales volume in 2002.*

Amortization of deferred stock-based compensation expense associated with sales and marketing personnel decreased to $1.5 million in 2001 from $4.2 million in 2000. The decrease was primarily due to the cancellation of stock options related to former employees, the accelerated amortization method used to compute stock-based compensation and the decline in our stock prices and its effect on stock options granted to non-employees. We expect that the amortization of deferred stock-based compensation expense will continue to decrease in the future.*

General and Administrative.    General and administrative expenses were $10.8 million, $13.4 million and $3.2 million in 2001, 2000 and 1999, respectively. Excluding the amortization of deferred stock-based compensation, general and administrative expenses increased to $7.6 million in 2001 from $4.9 million in 2000 and $3.1 million in 1999. The increase in 2001 was primarily due to an increase of $1.5 million in professional fees incurred for various services, including legal, recruiting and investor relations, as well as an increase of $0.9 million in facility related expenses associated with the new corporate headquarters and an increase of $0.3 million in directors and officers liability insurance premium. The increase in 2000 was attributable to increased compensation expenses associated with additional personnel as we expanded the infrastructure to support our business operations. We anticipate that general and administrative expenses, excluding the amortization of deferred stock-based compensation, will remain relatively consistent with the 2001 level.*

Amortization of deferred stock-based compensation expense associated with general and administrative personnel decreased to $3.1 million in 2001 from $8.5 million in 2000. The decrease was primarily due to the cancellation of stock options related to former employees, the accelerated amortization method used to compute stock-based compensation and the decline in our stock prices and its effect on stock options granted to non-employees. We expect that the amortization of deferred stock-based compensation expense will continue to decrease in the future.*

Restructuring Expenses.    In November 2001, we announced a restructuring program to streamline operations and reduce costs. The restructuring program included a worldwide workforce reduction, restructuring of certain business functions and closure of the facility in Hsin Chu, Taiwan, which was one of our two research and development facilities. As a result of the workforce reduction, we terminated approximately 50 employees worldwide and recorded a charge of $0.8 million for severance and fringe benefits, of which $0.7 million was paid as of December 31, 2001 and the balance is expected to be paid in full in the first half of 2002.* In connection with the closure of the Hsin Chu facility, we recorded a charge of $1.5 million, of which $0.2 million was the cost of terminating the office lease and $1.3 million was the write-off of the facility’s leasehold improvements and other fixed assets. The office lease for the Hsin Chu facility will be terminated as of March 31, 2002.

Write-off of Assets.    During 2001, we discontinued certain research and development projects. We had previously licensed certain technologies for use in these projects and also made advance royalty payments on the licenses for these technologies. As we have no plans for alternative use of these technologies, the related license fees and prepaid royalties totaling $3.6 million were written off.

Interest and Other Income, Net.    Interest and other income, net was $5.2 million, $4.5 million and $1.1 million in 2001, 2000 and 1999. In August 2000, we completed an initial public offering and a private placement of our common stock. Net proceeds from the initial public offering and the private placement totaled approximately $109 million after deducting offering costs. Accordingly, interest income in 2001 increased from 2000 as a full year effect from an increase in cash and cash equivalents was realized in 2001. The increase was partially offset by continuous decline in interest rates and our use of cash and cash equivalents in operations during 2001. We anticipate that interest income will decrease from the 2001 level until we become profitable and generate positive cash flows from operations.*

Liquidity and Capital Resources

Cash and cash equivalents were $119.3 million, $149.1 million and $38.5 million as of December 31, 2001, 2000 and 1999, respectively. The net decrease of $29.8 million in 2001 was primarily due to cash used in operating activities and purchases of fixed assets. The net increase of $110.6 million in 2000 was primarily due to net proceeds from the initial public offering and the concurrent private placement of our common stock in August 2000.

Net cash used in operating activities in 2001 was $21.8 million, which was primarily attributable to net loss of $36.2 million and decreases in accounts payable and accrued liabilities of $12.4 million in total, partially offset by non-cash charges totaling $18.0 million and decreases in accounts receivable and inventories of $6.1 million and $4.2 million, respectively. We expect negative cash flows from operations to continue until we realize operating income.* Net cash provided by operating activities in 2000 was $8.2 million, which was primarily attributable to $5.3 million of net income before non-cash charges and increases in accounts payable and accrued liabilities of $14.6 million in total, partially offset by increases in accounts receivable and inventories of $6.3 million and $4.2 million, respectively.

Our capital expenditures totaled $6.7 million in 2001 and $7.4 million in 2000. During 2001, we acquired leasehold improvements of $3.6 million in total, of which $2.6 million was for our new corporate headquarters in San Jose, California, and $1 million was for our research and development facility in Hsin Chu, Taiwan. The Hsin Chu facility was subsequently closed in connection with the restructuring program announced in November 2001, and the related leasehold improvements were written off. The balance of capital expenditures incurred in 2001 was primarily related to purchases of manufacturing licenses and computer equipment and software for research and development purposes.

Principal payments on capital lease obligations were $1.6 million in 2001 and 2000. As of December 31, 2001, the outstanding balance of capital lease obligations was $1.4 million, which is expected to be paid in full by the end of 2002.

We have entered into a 10-year lease agreement for our corporate headquarters in San Jose, California. As of December 31, 2001, future minimum lease payments for the remaining term of the lease totaled approximately $29.8 million. We also have commitments to pay various royalties to providers of intellectual property based on our future sales of products. As of December 31, 2001, we had non-cancelable purchase commitments of approximately $550,000.

We believe that our current cash and cash equivalents will be sufficient to finance our working capital and capital expenditures for at least the next 12 months.* Our future capital requirements will depend upon many factors, including revenue growth, management of working capital, the timing of research and product development efforts and the expansion of our marketing and sales efforts. If our existing cash balances and cash flows expected from future operations are not sufficient to meet our liquidity needs, we will need to raise additional funds. If adequate funds are not available on acceptable terms or at all, we may not be able to take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities, execute our business plan or otherwise respond to competitive pressures. The issuance of additional equity securities may dilute our existing stockholders.

Related Party Transactions

Shared Facilities and Purchase of Products

In June 1998, we sold certain assets, mainly trademarks, licensing agreements and service contracts, to Integrated Technology Express, Inc., or ITE, and its U.S. subsidiary, or ITE-US, for $1,911,000 in cash and $1,931,000 in a note receivable. ITE and us have certain common stockholders, and our Chairman of the Board of Directors is currently the Chairman of ITE-US’ Board of Directors. The note is due in five equal, annual installments beginning July 1, 1998 and bears interest at 6% per annum. As ITE and us have certain common stockholders, the excess of $2,854,000 of the sales price over the net book value of the assets sold was credited to additional paid-in capital. During 2001, ITE paid in full the remaining principal balance and the accrued interest receivable on the note. At December 31, 2000, the current and long-term portions of the note receivable amounted to $487,000 and $306,000, respectively. Interest income on the note was $29,900, $50,000 and $80,000 in 2001, 2000 and 1999, respectively, of which $22,000 and $35,000 were accrued at December 31, 2000 and 1999, respectively.

In March 1998, we entered into a reimbursement agreement with ITE-US to share facilities and services of administrative staff and resources. Under the agreement, the parties allocate the costs of the shared portion of their respective operations, using methods that we believe are reasonable. Such allocations are not necessarily indicative of the costs that would have been incurred by us in transactions with unrelated third parties. The agreement has no expiration date. The total amounts that we billed to ITE-US and were reimbursed by ITE-US were $76,200 and $110,500 in 2001, $383,000 and $514,000 in 2000 and $843,000 and $812,000 in 1999, respectively. Amounts billed to ITE-US are principally related to general and administrative services and are offset against these expenses in the Statement of Operations. We also purchase certain of our finished products from ITE-US, which amounted to $1,024,900, $4,124,000 and $746,000 in 2001, 2000 and 1999, respectively.

Purchase of Raw Materials

We purchase integrated circuits for our products from United Microelectronics Corporation, or UMC, and are dependent upon UMC as our sole manufacturer of integrated circuits. UMC directly or indirectly owned 28.3% of our outstanding common stock at December 31, 2001. For the years ended December 31, 2001, 2000 and 1999, total purchases from UMC amounted to $4,376,500, $15,951,000 and $2,509,000, respectively.

Royalty Arrangements

We have entered into a royalty agreement with ITE-US, which requires us to pay ITE-US a royalty of less than 2% on sales of products with technologies licensed from ITE-US. Royalty expenses under this royalty agreement were $107,500 and $42,300 in 2001 and 2000, respectively. No such royalty was incurred in 1999.

We have also entered into an agreement with UMC through which UMC extended certain licenses granted by an unrelated third party to us in exchange for royalties. The agreement requires us to pay UMC a royalty of 1% on integrated circuits purchased from UMC. Royalty expenses under this agreement were $20,800 and $136,000 in 2001 and 2000, respectively. No such royalty was incurred in 1999.

As of December 31, 2001 and 2000, the net balance due to ITE-US was $19,100 and $566,000, respectively, and the net balance due to UMC was $20,800 and $4,111,000, respectively.

Notes Receivable from Stockholders

In May 2000, we loaned $262,000 to a member of our Board of Directors who used the proceeds to exercise an option to purchase 80,000 shares of our common stock. The loan, which is secured by two promissory notes with full recourse and the aforementioned 80,000 shares of common stock, bears interest rate at three-month LIBOR plus 2%, adjustable on a quarterly basis. The principal balance of the loan and the accrued interest are due in May 2004.

In June 2000, we loaned $240,000 to one of our executives who used the proceeds to exercise an option to purchase 80,000 shares of our common stock. The loan, which is secured by a promissory note with full recourse and the aforementioned 80,000 shares of common stock, bears interest rate at three-month LIBOR plus 2%, adjustable on a quarterly basis. During the second quarter of 2001, we repurchased 59,000 shares of common stock from the executive at a total price of $177,000 which was applied to the related loan balance. The remaining principal balance and the accrued interest are due in June 2004.

The total amount of these notes receivable, including accrued interest, was $361,000 and $528,000 at December 31, 2001 and 2000, respectively, and was recorded as an offset to stockholders’ equity.

Effects of Inflation

Inflation has not been a material factor affecting our business.

Impact of Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill and other intangible assets having indefinite lives to be reviewed annually for impairment under certain circumstances and written down when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The implementation of SFAS 141 and SFAS 142 is not expected to have a significant impact on our financial condition or results of operations.

In October 2001, the FASB issued Statement of Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supercedes Statement of Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”). However, it retains the fundamental provisions of SFAS 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS 144 develops a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired assets and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations-Reporting the Effects of Disposal of a Division of a Business.” Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The implementation of SFAS 144 is not expected to have a significant impact on our financial condition or results of operations.

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

From May 1995 until December 1997, we designed integrated circuits for personal computers. In December 1997, we sold that business and focused exclusively on the development of integrated circuit and software solutions for the broadband access communications equipment industry with an initial emphasis on products for the asymmetric digital subscriber line, or ADSL, market. We began shipping products for the ADSL market in volume in the third quarter of 1999. Therefore, we have limited historical operating data that can be used in evaluating our business and in projecting future operating results. In addition, in November 2001, we announced several strategic initiatives to streamline operations and reduce costs. The measures included an immediate worldwide workforce reduction, restructuring of certain business functions and closure of the facility in Hsin Chu, Taiwan, which was one of our two research and development facilities. These actions exacerbate the degree to which you can rely on historical operating data to evaluate future business and financial results. As part of our ongoing business strategy, we will continue to evaluate our operations and consider initiatives to reduce costs. The possibility of any future restructuring activity makes an evaluation of our historical results, as a predictor of future results, less meaningful.

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We incurred net losses of $36.2 million for the year ended December 31, 2001. As of December 31, 2001, we had an accumulated deficit of $84.8 million. We anticipate that we will incur net losses for the foreseeable future, and these losses may be substantial and may increase. We may not be able to generate sufficient revenue to achieve or maintain profitability.

BECAUSE OUR OPERATING RESULTS WILL FLUCTUATE FROM QUARTER TO QUARTER, THE PRICE OF OUR STOCK MAY DECLINE.

Our operating results have fluctuated in the past and will fluctuate in the future on a quarterly and an annual basis due to a number of factors, many of which are outside our control. Our results of operations may fluctuate due to:

•	the loss of or decrease in sales to a major customer;

•	our failure to attract new customers;

•	the timing and size of orders from, and shipments to, our customers;

•	changes in the average cost of products;

•	changes in the average selling price of products;

•	the timing of the introduction of new or enhanced products or the discontinuation of products;

•	the timing and size of expenses, including research and development expenses and restructuring expenses; and

•	our ability to attract and retain key personnel.

Accordingly, you should not rely upon period-to-period comparisons as indications of future performance. Fluctuations in our operating results may result in a decline in the price of our stock.

THE MARKET FOR ADSL INTEGRATED CIRCUIT AND SOFTWARE PRODUCTS IS HIGHLY COMPETITIVE, AND MANY OF OUR COMPETITORS ARE MORE ESTABLISHED AND HAVE GREATER RESOURCES THAN WE DO.

The market for ADSL integrated circuit and software products is highly competitive. Given our limited operating history in developing products for this market, we may not have the financial resources, technical expertise or marketing and support capabilities to compete successfully. Our principal competitors include Alcatel Microelectronics, Analog Devices, Inc., Centillium Communications, Inc., Conexant Systems, Inc., GlobeSpan, Inc., STMicroelectronics N.V. and Texas Instruments Incorporated. In addition, we compete with a number of major domestic and international suppliers of tester equipment. Our principal tester competitors include Acterna Corporation, Agilent Technologies, Inc. and Sunrise Telecom, Inc. These competitors have longer operating histories and presence in key markets, greater name recognition, larger installed customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we have. They may be able to introduce new technologies more rapidly, respond more quickly to changing customer requirements or devote greater resources to the development, promotion and sale of their products than we can. Further, some of these competitors have captive manufacturing operations, and in the event of a manufacturing capacity shortage, these competitors may be able to obtain products when we are unable to do so. In addition, we anticipate that new competitors will enter this market if ADSL becomes more widely deployed.

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

The market for broadband access products is characterized by rapidly changing customer requirements and short product life cycles. Accordingly, our future success will depend in large part upon our ability to:

•	develop and market competitive products that meet our customers’ changing requirements;

•	develop innovative features that differentiate our products from those of our competitors;

•	identify and respond to emerging technological trends;

•	develop products that interoperate with competitors’ products;

•	respond effectively to product announcements by others;

•	bring products to market on a timely basis; and

•	introduce products that have competitive prices.

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

For the year ended December 31, 2001 and 2000, sales of Apollo chipset products accounted for 57.7% and 89.9% of our net revenue, respectively. The balance of our net revenue was primarily attributable to sales of Apollo-based NICs. We expect that our Apollo chipsets and Apollo-based NICs will continue to represent a significant portion of our revenue in the foreseeable future.* Therefore, we may not be able to generate sufficient revenue if these products fail to achieve broader market acceptance or become obsolete.

BECAUSE A SUBSTANTIAL MAJORITY OF OUR PRODUCTS ARE USED AS COMPONENTS OF OUR CUSTOMERS’ PRODUCTS, IF COMMUNICATIONS EQUIPMENT MANUFACTURERS ARE NOT ABLE TO OBTAIN THE OTHER COMPONENTS USED IN THEIR PRODUCTS, SALES OF OUR PRODUCTS WOULD DECLINE.

Our customers incorporate our products into their equipment together with products from other suppliers. For example, our Apollo production designs require electronic components and integrated circuits manufactured by other companies. Some of these components may be sole-sourced or in limited supply. Although alternative suppliers may be available, some of their components have different attributes and may require a modification to our customers’ equipment. Therefore, if our customers are unable to obtain the other required components for their equipment, they could cancel orders or delay purchases of our products.

BECAUSE A SUBSTANTIAL MAJORITY OF OUR PRODUCTS ARE COMPONENTS OF OTHER EQUIPMENT, IF EQUIPMENT MANUFACTURERS DO NOT INCORPORATE OUR PRODUCTS IN THEIR EQUIPMENT, WE MAY NOT BE ABLE TO GENERATE SALES OF OUR PRODUCTS IN VOLUME QUANTITIES.

A substantial majority of our products are not sold directly to the end user; they are components of other products. As a result, we rely upon equipment manufacturers to incorporate our products into their equipment. If the equipment that incorporates our products is not accepted in the marketplace, we may not achieve sales of our products in volume quantities, which could have a negative impact on our results of operations.

IF UNITED MICROELECTRONICS CORPORATION DOES NOT HAVE SUFFICIENT CAPACITY TO SATISFY OUR INTEGRATED CIRCUIT REQUIREMENTS, WE COULD EXPERIENCE SUBSTANTIAL DELAY OR INTERRUPTION IN THE SHIPMENT OF OUR INTEGRATED CIRCUITS OR AN INCREASE IN COSTS, WHICH WOULD NEGATIVELY AFFECT OUR OPERATING RESULTS.

We do not own or operate a semiconductor fabrication facility and depend on United Microelectronics Corporation to manufacture all of our integrated circuits. Most of our products are manufactured at a single facility, which increases the risk of a disruption in supply. We have executed a term sheet with United Microelectronics Corporation that states that it guarantees us a minimum level of production capacity through 2003, provided that we use United Microelectronics Corporation to manufacture substantially all of our integrated circuits during this period. Other than this term sheet, we do not have a long-term silicon wafer supply agreement with United Microelectronics Corporation that guarantees silicon wafer or product quantities. Furthermore, we do not have long-term agreements that guarantee silicon wafer prices, delivery or lead times, as United Microelectronics Corporation manufactures our products on a purchase order basis. We provide United Microelectronics Corporation with rolling forecasts of our production requirements; however, the ability of United Microelectronics Corporation to provide silicon wafers to us is limited by United Microelectronics Corporation’s available capacity. In addition, because many of United Microelectronics Corporation’s customers have greater financial resources than we do and because many of their customers may have greater capacity requirements than we do, United Microelectronics Corporation could choose to prioritize capacity for other customers or reduce or eliminate deliveries to us on short notice. Accordingly, United Microelectronics Corporation may not allocate sufficient capacity to satisfy our requirements in excess of the minimum levels in the term sheet. In addition, the manufacturing process for our products is highly complex, requiring precise production in a highly controlled environment. Changes in the manufacturing processes or the inadvertent use of defective or contaminated materials in the manufacturing of our products could harm our silicon wafer supplier’s ability to achieve acceptable manufacturing yields. If our silicon wafer supplier manufactures our products within its manufacturing specification limits and we do not achieve acceptable yields as a result of our design, our cost of revenue may increase. In addition, if our silicon wafer supplier does not manufacture our products within its manufacturing specification limits, we may have difficulty obtaining adequate product supplies and product shipments may be delayed. This could ultimately lead to a loss of sales of our products and harm our business.

A DESIGN WIN FROM A CUSTOMER IS NOT A GUARANTEE OF FUTURE SALES TO THAT CUSTOMER.

Achieving a design win with a customer does not create a binding commitment from that customer to purchase our products. Rather, a design win is solely an expression of interest by potential customers in purchasing our products and is not supported by binding commitments of any nature. Accordingly, a customer can choose at any time to discontinue using our products in their designs or product development efforts. Even if our products are chosen to be incorporated into a customer’s products, we still may not realize significant revenues from that customer if their products are not commercially successful. Therefore, we cannot be sure that any design win will result in purchase orders for our products or that these purchase orders will not later be cancelled. Our inability to convert design wins into actual sales, or any cancellation of a purchase order, could have a negative impact on our financial condition and results of operations.

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

A majority of our outsourced operations are located in Taiwan. Events out of our control such as earthquakes, fires, floods or other natural disasters in Taiwan or political unrest, war, labor strikes or work stoppages in Taiwan would disrupt our operations. The risk of earthquakes in Taiwan is significant because of its proximity to major earthquake fault lines. An earthquake like the one that occurred in Taiwan in September 1999 could cause significant delays in shipments of our products until we are able to shift our outsourced operation. In addition, there is currently significant political tension between Taiwan and China, which could lead to hostilities. If any of these events occur, we may need to, but may not be able to, obtain alternative capacity. Failure to secure alternative capacity could cause a delay in the shipment of our products, which would cause our revenue to fluctuate or decline.

WE DERIVE A SUBSTANTIAL AMOUNT OF OUR REVENUE FROM INTERNATIONAL SOURCES, AND OUR FAILURE TO ADDRESS THE DIFFICULTIES ASSOCIATED WITH SELLING OUR PRODUCTS OUTSIDE THE UNITED STATES WOULD CAUSE OUR SALES TO DECLINE.

If we are unable to address difficulties associated with selling our products outside the United States, such as unexpected changes in regulatory requirements, longer payment cycles and problems in collecting accounts receivable and reduced protection for intellectual property rights in foreign jurisdictions, our sales would decline and our business would be harmed. Many of these difficulties are outside of our control. A substantial portion of our revenue has been derived from customers located outside the United States. In 2001, sales to customers in Asia accounted for 58.4% of net revenue, and sales to customers in South Korea constituted 47.9% of net revenue. In 2000, sales to customers in Asia accounted for 75.1% of net revenue, and sales to customers in South Korea constituted 59.5% of net revenue. In 1999, sales to customers in Asia accounted for 52.9% of net revenue, and sales to customers in South Korea constituted 12.2% of net revenue. In addition to direct sales to customers in South Korea, we estimated that 11.6% of net revenue in 2000 and 44.3% of net revenue in 1999, which were attributable to U.S. customers, were ultimately intended for service providers in the South Korean Market. Accordingly, our aggregate revenue exposure to the South Korean Market was 47.9%, 71.1% and 56.5% in 2001, 2000 and 1999, respectively.

We anticipate that a substantial portion of our revenue will continue to be derived from Asia, especially South Korea, for the foreseeable future.* We do not have any long-term commitments from our Asian customers, and demand for our products in Asia may not continue to grow. In addition, use of ADSL technology in South Korea, and thus the demand for our products in South Korea, is related in part to a government-sponsored initiative encouraging deployment of ADSL. Support for the initiative may be withdrawn, or demand from our customers in South Korea may decrease, and our business would be harmed.

BECAUSE DEVELOPMENT OF NEW PRODUCTS REQUIRES SUBSTANTIAL TIME AND EXPENSE, WE MAY NOT BE ABLE TO RECOVER OUR DEVELOPMENT COSTS AND ACHIEVE AN ADEQUATE RETURN ON INVESTMENT.

The development of new products requires substantial time and expense. Improvements to existing products or the introduction of new products by us or our competitors may replace or provide lower cost alternatives to our existing products or render these products obsolete, unmarketable or inoperable. Therefore, we may not be able to recover the costs of the development of our products and achieve an adequate return on investment. Even if we complete development of our new Apollo product as scheduled, this product may not achieve market acceptance or generate significant revenue. If our future products do not achieve broad market acceptance, revenue from our existing products could be inadequate to cover our expenses and our operating results and reputation could be damaged.

BECAUSE THE LENGTHY SALES CYCLE OF OUR PRODUCTS MAKES IT DIFFICULT TO ACCURATELY PREDICT ACTUAL PRODUCT DEMAND, THE VOLUME OF PRODUCT SHIPPED MAY NOT CORRESPOND WITH OUR PRODUCT FORECASTS. THEREFORE, WE MAY NOT BE ABLE TO RECOUP EXPENSES INCURRED IN ANTICIPATION OF SALES OF OUR PRODUCTS.

The sales cycle of our products is lengthy and typically involves a detailed initial technical evaluation of our products by our prospective customers, followed by the design, manufacturing, testing and qualification of prototypes incorporating our products. This process generally takes three to six months and may last longer. Our customer purchase agreements generally contain no minimum purchase requirements, and customers typically purchase our products pursuant to short-term purchase orders that may be canceled without charge. Given this lengthy sales cycle, it is difficult to accurately predict when and in what volume sales to a particular customer will occur, if at all.

Therefore, product revenue may not be commensurate with the level of expenses that we incur preparing for anticipated sales. If our forecasts prove to be inaccurate, our operating results could be harmed. For example, if we produce excess inventory, write-downs or write-offs could result. Conversely, if we fail to purchase a sufficient supply of some products, revenue opportunities could be lost and our customer relationships could be harmed.

BECAUSE PRICE COMPETITION, MATURING TECHNOLOGIES AND VOLUME PURCHASES BY LARGE CUSTOMERS MAY RESULT IN A DECREASE IN THE AVERAGE SELLING PRICE OF OUR PRODUCTS, THE GROSS MARGINS FOR OUR PRODUCTS MAY DECLINE.

Price competition may harm the gross margins of our products. Furthermore, we anticipate that average selling prices of ADSL integrated circuits will continue to decline as product technologies mature. Many of our competitors are larger institutions with greater resources. Therefore, these competitors may be able to achieve greater economies of scale and may be less vulnerable to price competition. In addition, we expect that the average selling prices of our products will decrease in the future due to the volume discounts that are provided to our large customers. The decline in average selling prices will generally lead to a commensurate decline in our gross margins for these products unless manufacturing costs can be reduced at the same or greater rates.

DELAY IN THE DEVELOPMENT OF RETAIL AND PERSONAL COMPUTER ORIGINAL EQUIPMENT MANUFACTURER SALES CHANNELS FOR ADSL MODEM DISTRIBUTION COULD LIMIT OUR SALES.

Our sales volume will depend in part on the development of retail and personal computer original equipment manufacturer sales channels. Today, most telecommunication service providers primarily support ADSL modems that they provide directly to their subscribers. We believe that telecommunication service providers will eventually support a more significant number of ADSL modems purchased as a part of a personal computer, an integrated access device, a router or gateway product, or separately by subscribers.* Any significant delay in development of these new channels could limit sales of our products.

IF WE LOSE RIGHTS UNDER OUR AGREEMENT WITH UNITED MICROELECTRONICS CORPORATION, UNDER WHICH WE WERE EXTENDED CERTAIN LICENSES GRANTED BY THIRD PARTIES TO UNITED MICROELECTRONICS CORPORATION, WE WOULD LOSE A COMPETITIVE ADVANTAGE AND OUR BUSINESS WOULD BE HARMED.

In August 1999, we entered into an agreement with United Microelectronics Corporation under which we were extended certain licenses granted by Texas Instruments Incorporated to United Microelectronics Corporation in exchange for royalties, patent cross licenses and other obligations. This agreement grants us access to certain technology on favorable terms. If United Microelectronics Corporation ceases to be our largest stockholder, our rights under this agreement would terminate and consequently we would lose a competitive advantage in the manufacture of our products. If we lose these rights, we may not be able to secure such licenses on reasonable terms, if at all.

THE MEASURES ON WHICH WE RELY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS AFFORD ONLY LIMITED PROTECTIONS.

We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property laws, non-disclosure agreements and other measures to protect our intellectual property. These measures afford only limited protection and may not adequately protect our intellectual property. Despite our efforts to protect our intellectual property both under the laws of the United States and under the laws of foreign countries, unauthorized parties may copy aspects of our products or obtain and use trade secrets or other information that we regard as proprietary. Our competitors may also independently develop the same or similar technologies without violating our intellectual property rights.

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

The markets in which we compete are characterized by frequent litigation regarding patents and other intellectual property rights. We are aware of a significant number of patents and patent applications relating to aspects of our technologies filed by, and issued to, third parties. Should any of our competitors file patent applications or obtain patents that claim inventions also claimed by us, we may choose to participate in an interference proceeding to determine the right to a patent for these inventions. If we fail to enforce and protect our intellectual property rights, our business would be harmed. Even if the outcome is favorable this proceeding could result in substantial cost to us and disrupt our business.

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS, AND THE LOSS OF, OR A SIGNIFICANT REDUCTION IN ORDERS FROM, ANY OF THEM COULD HARM OUR OPERATING RESULTS.

If we are not successful in maintaining relationships with our customers and obtaining new customers, our business and results of operations will suffer. We sell our products primarily to communications equipment manufacturers. In 2001, sales to Alcatel accounted for 39.2% of our net revenue; in 2000, sales to Victron, Inc. and Interlink System Co., Ltd. accounted for 11.6% and 11.1%, respectively, of our net revenue; and in 1999, sales to Xpeed, Inc. and Lite-On Communications Corporation accounted for 44.3% and 10.9%, respectively, of our net revenue.

Other than Alcatel, we do not have long-term agreements with these customers relating to the sale of our products, but rather sell our products to them on an order-by-order basis. We expect to continue to be dependent upon a relatively small number of customers for a substantial portion of our revenue.*

IF WE BECOME SUBJECT TO PRODUCT RETURNS AND PRODUCT LIABILITY CLAIMS RESULTING FROM DEFECTS IN OUR PRODUCTS, WE MAY FAIL TO ACHIEVE MARKET ACCEPTANCE OF OUR PRODUCTS AND OUR BUSINESS COULD BE HARMED.

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

WE RECENTLY COMPLETED A MANAGEMENT RESTRUCTURING.

We recently completed a restructuring of our executive management team, which included the resignation of two executive officers and the addition of three executive officers, including President and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. In addition, we recently assigned new or expanded roles to many of our current executive officers and other key personnel. If these individuals are unable to adapt to their roles and adopt and execute an effective business strategy, our business and results of operations would suffer.

WE MAY ENGAGE IN MERGERS OR ACQUISITIONS OR PURSUE OTHER STRATEGIC ALTERNATIVES THAT DILUTE OUR STOCKHOLDERS, CAUSE US TO INCUR DEBT OR ASSUME CONTINGENT LIABILITIES.

As part of our business strategy, we may pursue mergers, acquisitions and other strategic alternatives. In the event of a transaction of such nature, we may, among other things, issue equity securities that would dilute our current stockholders’ ownership, incur substantial debt or assume contingent liabilities. These actions could harm our business or negatively affect the price of our common stock. Any merger, acquisition or other strategic alternative would also entail numerous other risks which could adversely affect our business, including:

•	failure to successfully integrate acquired businesses, products, technologies and personnel;

•	unanticipated costs or capital expenditures associated with the transaction;

•	accounting issues regarding acquired technology and other intangible assets that could negatively affect our reported financial results of operations;

•	diversion of management’s attention from our business; and

•	harm to our existing business relationships with suppliers and customers.

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

The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Downturns of this type occurred in 1997, 1998 and 2001. These downturns have been characterized by diminished product demand, production over-capacity and accelerated decline of average selling prices, and in some cases have lasted for more than a year. If the semiconductor industry suffers a significant downturn, our results of operations would be adversely affected.

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

•
other access solutions provided by telecommunications service providers such as transmission through initiation of a temporary Internet connection over an analog modem, integrated services digital networks and high capacity T1/El line services;

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

The jurisdiction of the Federal Communications Commission extends to the entire U.S. communications industry, including our customers and their products and services that incorporate our products. Future Federal Communications Commission regulations affecting the U.S. communications services industry, our customers or our products may harm our business. For example, Federal Communications Commission regulatory policies that affect the availability of data and Internet services may impede our customers’ penetration into some markets or affect the prices that they can charge. The Federal Communications Commission has, from time to time, considered new policies affecting Internet services. This may cause sales of our products to decline. We face similar risks from foreign regulatory agencies. Any delays in our ability to comply with domestic and foreign regulatory requirements may result in order cancellations or postponements of product purchases by our customers, which would harm our business.

Risks Relating To Our Common Stock

OUR STOCK MAY BE THINLY TRADED OR ITS PRICE VOLATILE, WHICH MIGHT MAKE IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.

The stock markets, and in particular the Nasdaq National Market, experience extreme price and volume fluctuations affecting the market prices of equity securities of many technology companies. These fluctuations are often unrelated to the operating performance of the respective companies. We expect that the market price of our common stock will fluctuate due to the factors described throughout this “Risk Factor” section as well as:

•	changes in estimates of our financial performance or changes in recommendations by securities analysts; and

•	changes in market valuations of other integrated circuit companies.

BECAUSE OF FLUCTUATIONS IN THE PRICE OF OUR STOCK, WE MAY BE SUBJECT TO CLASS ACTION LITIGATION, WHICH COULD DISTRACT MANAGEMENT AND RESULT IN SUBSTANTIAL COSTS.

In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our operations and sales of our products, which would have a negative impact on our business.

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

PROVISIONS IN OUR CHARTER DOCUMENTS AND OUR ADOPTION OF A STOCKHOLDER RIGHTS PLAN MAY MAKE ACQUIRING CONTROL OF OUR COMPANY MORE DIFFICULT FOR A THIRD PARTY, WHICH COULD HARM OUR STOCK’S MARKET PRICE OR REDUCE ANY PREMIUM OVER MARKET PRICE THAT AN ACQUIROR MIGHT OTHERWISE PAY.

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

Through their ownership of our common stock, our principal stockholders, executive officers, directors and their affiliates, as a group, may have the ability to control the election of a majority of the members of our board of directors and the outcome of corporate actions requiring stockholder approval. It may also have the effect of delaying, deferring or preventing a change in control of us, or may impede a merger, consolidation, takeover or other business combination involving us. This concentration of ownership could also adversely affect our stock’s market price or lessen any premium over market price that an acquiror might otherwise pay.

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

Item 7.A.     Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk, we intend to invest in a variety of securities, including money market funds, certificates of deposit, commercial papers, government debt securities and high credit quality corporate debt securities with book value approximating fair value due to short maturity. In general, money market funds are not subject to market risk because interest earned from such funds fluctuates with the prevailing interest rate. As of December 31, 2001, all of our cash and cash equivalents were in money market funds, bank checking or savings accounts, or bank certificates of deposit. A hypothetical 10% fluctuation in interest rates would not result in a material change in the fair value of our cash and cash equivalents as of December 31, 2001.

Foreign Currency Risk

We do not use foreign currency forward exchange contracts or purchase currency options to hedge local currency cash flows or for trading purposes. All sales arrangements with international customers are currently denominated in U.S. dollars. We have branch operations in Taiwan and in China, which are subject to currency fluctuations. At the present time, these foreign offices are limited in their operations, and the risk of currency fluctuations related to these offices is not expected to be material.

Item 8.     Financial Statements and Supplementary Data

INTEGRATED TELECOM EXPRESS, INC.

Schedules other than those listed above have been omitted because the required information is not present or not present in amounts sufficient to require submission of schedules or because the required information is included in the financial statements included herewith.

Report of Independent Accountants

To the Board of Directors and Stockholders
of Integrated Telecom Express, Inc.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Integrated Telecom Express, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth herein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Jose, California
March 11, 2002

INTEGRATED TELECOM EXPRESS, INC.

BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$119,278	$149,073
Accounts receivable, net of allowance for doubtful accounts of $141 and $0	1,515	7,630
Inventories, net	1,819	6,067
Prepaid expenses and other current assets	1,084	2,470

Total current assets	123,696	165,240
Property and equipment, net	8,877	8,809
Licenses, net	2,903	6,408
Other assets	2,660	933

Total assets	$138,136	$181,390

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,348	$8,690
Accrued expenses and other liabilities	3,281	8,619
Payable for licenses	1,250	2,625
Current portion of obligations under capital leases	1,437	1,290

Total current liabilities	8,316	21,224
Long-term liabilities	482	1,742

Total liabilities	8,798	22,966

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 42,744 and 42,709 shares issued and outstanding	42	42
Additional paid-in capital	223,726	235,066
Deferred stock-based compensation	(9,273)	(27,592)
Notes receivable from stockholders	(361)	(528)
Accumulated deficit	(84,796)	(48,564)

Total stockholders’ equity	129,338	158,424

Total liabilities and stockholders’ equity	$138,136	$181,390

The accompanying notes are an integral part of these financial statements

INTEGRATED TELECOM EXPRESS, INC.

STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years ended December 31,
	2001	2000	1999
Net revenue	$17,039	$54,062	$3,053
Cost of revenue (inclusive of stock-based compensation expense of $12, $800 and $0)	12,902	32,003	2,811

Gross profit	4,137	22,059	242

Operating expenses:
Research and development (inclusive of stock-based compensation expense of $2,257, $7,753 and $97)	22,868	21,997	8,556
Sales and marketing (inclusive of stock-based compensation expense of $1,451, $4,192 and $86)	6,053	11,318	3,297
General and administrative (inclusive of stock-based compensation expense of $3,133, $8,464 and $81)	10,767	13,352	3,166
Restructuring expenses	2,331	—	—
Write-off of assets	3,572	—	—

Total operating expenses	45,591	46,667	15,019

Loss from operations	(41,454)	(24,608)	(14,777)
Interest and other income, net	5,222	4,472	1,069

Net loss	$(36,232)	$(20,136)	$(13,708)

Basic and diluted net loss per share	$(0.85)	$(0.66)	$(0.59)

Shares used in computing basic and diluted net loss per share	42,594	30,484	23,148

The accompanying notes are an integral part of these financial statements

INTEGRATED TELECOM EXPRESS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Notes Receivable from Stockholders	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 1998	23,080	$23	$29,378	$(473)	$—	$(14,720)	$14,208
Issuance of common stock upon exercise of stock options	289	—	335	—	—	—	335
Deferred stock-based compensation, net	—	—	1,032	(1,032)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	264	—	—	264
Net loss	—	—	—	—	—	(13,708)	(13,708)

Balance at December 31, 1999	23,369	23	30,745	(1,241)	—	(28,428)	1,099
Issuance of common stock in connection with initial public offering and private placement	6,607	7	109,085	—	—	—	109,092
Conversion of convertible preferred stock to common stock in connection with initial public offering	11,429	11	44,989	—	—	—	45,000
Issuance of common stock upon exercise of stock options	1,304	1	2,687	—	(502)	—	2,186
Deferred stock-based compensation, net	—	—	47,512	(47,512)	—	—	—
Amortization of deferred stock-based compensation	—	—	48	21,161	—	—	21,209
Accrued interest on notes receivable from stockholders	—	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	—	(20,136)	(20,136)

Balance at December 31, 2000	42,709	42	235,066	(27,592)	(528)	(48,564)	158,424
Issuance of common stock upon exercise of stock options and under employee stock purchase plan	94	—	303	—	—	—	303
Repurchase of common stock	(59)	—	(177)	—	177	—	—
Deferred stock-based compensation, net	—	—	(11,466)	11,466	—	—	—
Amortization of deferred stock-based compensation	—	—	—	6,853	—	—	6,853
Accrued interest on notes receivable from stockholders	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	(36,232)	(36,232)

Balance at December 31, 2001	42,744	$42	$223,726	$(9,273)	$(361)	$(84,796)	$129,338

The accompanying notes are an integral part of these financial statements

INTEGRATED TELECOM EXPRESS, INC.

STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(36,232)	$(20,136)	$(13,708)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,242	4,228	2,193
Amortization of deferred stock-based compensation	6,853	21,209	264
Non-cash restructuring expenses	1,314	—	—
Write-off of assets	3,572	—	—
Changes in operating assets and liabilities:
Accounts receivable	6,115	(6,257)	(1,373)
Inventories	4,248	(4,174)	(1,893)
Prepaid expenses and other current assets	386	(1,037)	(591)
Other assets	(1,902)	(162)	393
Accounts payable	(6,342)	6,838	1,650
Accrued expenses and other liabilities	(6,066)	7,718	133

Net cash provided by (used in) operating activities	(21,812)	8,227	(12,932)

Cash flow from investing activities:
Purchases of property, equipment and licenses	(6,691)	(7,380)	(3,341)
Proceeds from sale of assets to related party	—	—	28

Net cash used in investing activities	(6,691)	(7,380)	(3,313)

Cash flows from financing activities:
Principal payments on capital lease obligations	(1,595)	(1,565)	—
Proceeds from issuance of common stock, net	303	111,278	335
Proceeds from issuance of preferred stock, net	—	—	40,000

Net cash provided by (used in) financing activities	(1,292)	109,713	40,335

Net increase (decrease) in cash and cash equivalents	(29,795)	110,560	24,090
Cash and cash equivalents at beginning of year	149,073	38,513	14,423

Cash and case equivalents at end of year	$119,278	$149,073	$38,513

Supplemental disclosure of cash flow information
Cash paid for interest	$249	$280	$—
Supplemental disclosure of non-cash investing and financing activities:
Assets purchased under capital leases	—	4,598	—
Conversion of convertible preferred stock into common stock	—	43,100	—
Conversion of warrants for convertible preferred stock into warrants for common stock	—	1,900	—
Notes receivable related to issuance of common stock	—	502	—
Cancellation of notes receivable related to repurchase of common Stock	177	—	—

The accompanying notes are an integral part of these financial statements

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

1.    THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Integrated Telecom Express, Inc. (the “Company”, formerly Integrated Technology Express, Inc.) was incorporated in California in May 1995 and reincorporated in Delaware in September 1999. The Company provides integrated circuit and software products to the broadband access communications equipment industry. The Company’s products include integrated circuits, software, production designs, network interface cards and test systems that enable communications equipment manufacturers to provide high-speed, cost-effective asymmetric digital subscriber line, or ADSL, equipment to communications service providers and their customers. The industry in which the Company operates is characterized by rapid technological change and significant volatility of product prices.

United Microelectronics Corporation (“UMC”), a public company in Taiwan, directly and indirectly owned 28.3% and 25.8% of the Company’s outstanding common stock at December 31, 2001 and 2000, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents principally consist of money market mutual funds, which are custodied with three major financial institutions.

Inventories

Inventories are stated at the lower of cost or market, using the average cost method. The Company provides inventory reserves based on excess and obsolete inventories.

Property and Equipment

Property and equipment are stated at cost. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are relieved from the accounts and the net gain or loss is included in the determination of income. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets as follows:

Machinery and computer equipment	3 to 5 years
Software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of the lease term or the estimated useful life

In 2000, the Company acquired various software totaling $4,598,000 under capital leases, which will be paid in full by the end of 2002. The accumulated depreciation related to this software was $2,908,000 and $1,225,000 at December 31, 2001 and 2000, respectively, and the related depreciation expense for the years ended December 31, 2001 and 2000 was $1,683,000 and $1,225,000, respectively.

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable and capital lease obligations are carried at cost, which approximates their fair value because these instruments have short-term maturities or bear interest at market rates.

Revenue Recognition

Revenue from product sales (other than to distributors with rights of return) is recognized upon shipment if a signed purchase order exists, sales price is fixed or determinable, collection of resulting receivables is reasonably assured and product returns are reasonably estimable. Subsequent to the sale of the products, the Company has no obligation to provide any modification or customization, upgrades, enhancements or any postcontract customer support. Revenues from shipments to distributors with rights of return are deferred until the distributor resells the inventory. Upon shipment, the Company also provides for the estimated costs that may be incurred for product warranties.

Research and Development

Research and development costs are expensed as incurred. The Company has not capitalized any software development costs to date and is in compliance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalization of software development costs begins upon the establishment of technological feasibility of the product. After technological feasibility is established, material software development costs are capitalized. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility and the general availability of such software has been short, and as such, software development costs qualifying for capitalization have been insignificant.

Advertising Expenses

Advertising expenses are charged to operations when incurred and totaled $26,500, $70,000 and $63,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under APB 25, compensation cost is, in general, recognized based on the difference, if any, between the fair market value of the Company’s stock on the date of grant and the amount an employee must pay to acquire the stock. Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS 123 and Emerging Issues Task Force 96-18. Deferred stock-based compensation is being amortized using the graded vesting method in accordance with Financial Accounting Standards Board Interpretation No. 28 (“FIN 28”) over the vesting period of each respective option, which is generally four years. Under the graded vesting method, each option grant is separated into portions based on its vesting terms which result in acceleration of amortization expense for the overall award.

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In July 2000, the Company adopted Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB Opinion No. 25” (“FIN 44”). FIN 44 clarifies, among other issues (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

Income Taxes

The Company accounts for income taxes under the liability approach whereby the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. A valuation allowance is established for any deferred tax assets for which realization is uncertain.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period less any shares subject to repurchase. Diluted net loss per share is the same as basic net loss per share for the periods presented because the inclusion of potentially dilutive common shares, which consisted of common shares issuable upon the exercise of stock options and warrants and shares subject to repurchase, would result in an antidilutive per share amount.

Comprehensive Loss

For the years ended December 31, 2001, 2000 and 1999, there were no reconciling items between the Company’s net loss and its comprehensive loss.

Derivatives

In the first quarter of 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the balance sheet and measurement of those instruments at fair value. To date, the Company has not engaged in any derivative or hedging activities.

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying value of these assets may not be recovered. Determination of recoverability is based on an estimate of undiscounted cash flows resulting from the use of the asset and its ultimate disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of the carrying value or the fair value less selling costs. See Note 9 to the Financial Statements for discussion of assets written off in 2001 due to impairment.

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill intangible assets having indefinite lives to be reviewed annually for impairment under certain circumstances and written down when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The implementation of SFAS 141 and SFAS 142 is not expected to have a significant impact on the Company’s financial condition or results of operations.

In October 2001, the FASB issued Statement of Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supercedes Statement of Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”). However, it retains the fundamental provisions of SFAS 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS 144 develops a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired assets and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations-Reporting the Effects of Disposal of a Division of a Business.” Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The implementation of SFAS 144 is not expected to have a significant impact on the Company’s financial condition or results of operations.

Reclassifications

Certain reclassifications have been made to prior years’ balances in order to conform to the current year’s presentation.

2.    RELATED PARTY TRANSACTIONS

Shared Facilities and Purchase of Products

In June 1998, the Company sold certain assets, mainly trademarks, licensing agreements and service contracts, to Integrated Technology Express, Inc. (“ITE”) and its U.S. subsidiary (“ITE-US”) for $1,911,000 in cash and $1,931,000 in a note receivable. ITE and the Company have common stockholders, and the Company’s Chairman of the Board of Directors is currently the Chairman of ITE-US’ Board of Directors. The note is due in five equal, annual installments beginning July 1, 1998 and bears interest at 6% per annum. As ITE and the Company have certain common stockholders, the excess of $2,854,000 of the sales price over the net book value of the assets sold was credited to additional paid-in capital. During 2001, ITE paid in full the remaining principal balance and the accrued interest receivable on the note. At December 31, 2000, the current and long-term portions of the note receivable amounted to $487,000 and $306,000, respectively. Interest income on the note was $29,900, $50,000 and $80,000 in 2001, 2000 and 1999, respectively, of which $22,000 and $35,000 were accrued at December 31, 2000 and 1999, respectively.

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In March 1998, the Company entered into a reimbursement agreement with ITE-US to share facilities and services of administrative staff and resources. Under the agreement, the parties allocate the costs of the shared portion of their respective operations, using methods that the Company’s management believes are reasonable. Such allocations are not necessarily indicative of the costs that would have been incurred by the Company in transactions with unrelated third parties. The agreement has no expiration date. The total amounts that the Company billed to ITE-US and was reimbursed by ITE-US were $76,200 and $110,500 in 2001, $383,000 and $514,000 in 2000 and $843,000 and $812,000 in 1999, respectively. Amounts billed to ITE-US are principally related to general and administrative services and are offset against these expenses in the Statement of Operations. The Company also purchases certain of its finished products from ITE-US, which amounted to $1,024,900, $4,124,000 and $746,000 in 2001, 2000 and 1999, respectively.

Purchase of Raw Materials

The Company purchases integrated circuits for its products from UMC and is dependent upon UMC as its sole manufacturer of its integrated circuits. For the years ended December 31, 2001, 2000 and 1999, total purchases from UMC amounted to $4,376,500, $15,951,000 and $2,509,000, respectively.

Royalty Arrangements

The Company has entered into a royalty agreement with ITE-US, which requires the Company to pay ITE-US a royalty of less than 2% on sales of products with technologies licensed from ITE-US. Royalty expenses under this royalty agreement were $107,500 and $42,300 in 2001 and 2000, respectively. No such royalty was incurred in 1999.

The Company has also entered into an agreement with UMC through which UMC extended certain licenses granted by an unrelated third party to the Company in exchange for royalties. The agreement requires the Company to pay UMC a royalty of 1% on integrated circuits purchased from UMC. Royalty expenses under this agreement were $20,800 and $136,000 in 2001 and 2000, respectively. No such royalty was incurred in 1999.

As of December 31, 2001 and 2000, the net balance due to ITE-US was $19,100 and $566,000, respectively, and the net balance due to UMC was $20,800 and $4,111,000, respectively.

Notes Receivable from Stockholders

In May 2000, the Company loaned $262,000 to a director of the Company who used the proceeds to exercise an option to purchase 80,000 shares of the Company’s common stock. The loan, which is secured by two promissory notes with full recourse and the aforementioned 80,000 shares of common stock, bears interest rate at three-month LIBOR plus 2%, adjustable on a quarterly basis. The principal balance of the loan and the accrued interest are due in May 2004.

In June 2000, the Company loaned $240,000 to an executive of the Company who used the proceeds to exercise an option to purchase 80,000 shares of the Company’s common stock. The loan, which is secured by a promissory note with full recourse and the aforementioned 80,000 shares of common stock, bears interest rate at three-month LIBOR plus 2%, adjustable on a quarterly basis. During the second quarter of 2001, the Company repurchased 59,000 shares of common stock from the executive at a total price of $177,000 which was applied to the related loan balance. The remaining principal balance and the accrued interest are due in June 2004.

The total amount of these notes receivable, including accrued interest, was $361,000 and $528,000 at December 31, 2001 and 2000, respectively, and was recorded as an offset to stockholders’ equity.

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

3.    BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items (in thousands):

	December 31,
	2001	2000
Inventories, net:
Raw materials	$—	$374
Work in progress	16	1,300
Finished goods	1,803	4,393

	$1,819	$6,067

Property and equipment, net:
Machinery and computer equipment	$4,172	$3,607
Software	6,584	7,424
Furniture and fixtures	360	253
Leasehold improvements	3,898	1,322

	15,014	12,606
Accumulated depreciation and amortization	(6,137)	(3,797)

	$8,877	$8,809

Other assets:
Restricted cash	$2,455	$—
Other	205	933

	$2,660	$933

Accrued expenses and other liabilities:
Customer deposits	$1,500	$—
Compensation and benefits	925	3,675
Deferred revenue	281	549
Reserve for purchase commitments	—	3,300
Other	575	1,095

	$3,281	$8,619

Restricted cash represents an additional security deposit in the form of a letter of credit as required under the lease agreement for the Company’s corporate headquarters in San Jose, California. The letter of credit is to be maintained until such time the Company has achieved six consecutive quarters of operational profitability.

As of December 31, 2000, the Company established a reserve of $3,300,000 for purchase commitments as the Company estimated that certain non-cancelable production orders exceeded the demand of the related products in 2001. The balance was transferred to inventory reserves in 2001 upon receipt of the respective inventory.

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

4.    LICENSING AND ROYALTY ARRANGEMENTS

In April 1998, the Company entered into a 10-year licensing agreement with an unrelated third party. Under the terms of the licensing agreement, the Company licensed certain technology to develop, manufacture and distribute products. Initial payments for the license were $5,000,000. In addition, the Company is obligated to pay royalties on sales of products including the related technology at rates ranging from 2.5% to 6%, with minimum royalties totaling $3,000,000 payable in 2001, 2000 and 1999 in the amounts of $1,500,000, $1,000,000 and $500,000, respectively. The Company has capitalized the total cost of $8,000,000, including minimum royalties, and is amortizing the cost of the license on a straight-line basis over its estimated useful life of seven years. Minimum royalties are expensed in the year payable. As of December 31, 2001 and 2000, the related accumulated amortization was $5,143,000 and $2,928,000, respectively. Amortization expense, including amortization of minimum royalties, was $2,215,000, $1,714,000 and $1,214,000 for the years ended December 31, 2001, 2000 and 1999, respectively, and is included in cost of revenue.

5.    COMMITMENTS AND CONTINGENCIES

The Company leases its corporate headquarters in San Jose, California, under a noncancelable operating lease expiring in February 2011. The Company has also acquired certain software under capital leases, which are expected to be paid in full in 2002. Future minimum lease payments under these noncancelable leases as of December 31, 2001 were as follows (in thousands):

	Operating Lease	Capital Leases
2002	$2,628	$1,528
2003	2,782	—
2004	2,921	—
2005	3,067	—
2006	3,220	—
2007 and thereafter	15,165	—

Total minimum lease payments	$29,783	1,528

Amounts representing interest		(91)

Present value of minimum obligations		$1,437

Rent expense totaled $3,655,000, $603,000 and $433,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company currently maintains an irrevocable standby letter of credit with a financial institution in the amount of $2,455,000. The letter of credit, which is secured by a deposit of the same amount, represents an additional security deposit as required under the lease agreement for the Company’s corporate headquarters in San Jose, California. The letter of credit is to be maintained until such time the Company has achieved six consecutive quarters of operational profitability and will expire in February 2011.

The Company had non-cancelable purchase commitments of approximately $550,000 as of December 31, 2001.

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In November 2001, a complaint captioned Richmon v. Integrated Telecom Express, Inc., No. 01–CV–10108 was filed in federal district court for the Southern District of New York, on behalf of a putative class of persons who purchased the Company’s common stock between August 18, 2000 and December 6, 2000. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in the Company’s initial public offering of securities. The complaint brings claims for violation of several provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 against those underwriters, and also brings claims under the Securities Act of 1933 against the Company and various of the Company’s present and former officers and directors. Similar lawsuits concerning more than 300 other companies’ initial public offerings have been filed and coordinated as In re Initial Public Offering Securities Litigation, No. 21 MC 92. The Company believes that the claims against it are without merit and intends to defend this lawsuit vigorously. While the outcome of these claims is currently not determinable, the Company does not expect that the ultimate costs to resolve these claims will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In addition to the lawsuit mentioned above, from time to time, the Company may become involved in litigation relating to claims arising from its ordinary course of business. The Company is not currently a party to any material legal proceedings of this nature.

The semiconductor industry has experienced a substantial amount of litigation regarding patent and other intellectual property rights. From time to time, the Company has received and may receive in the future, communications alleging that its products or its processes may infringe on product or process technology rights held by others. The Company may in the future be involved in litigation with respect to alleged infringement by us of another party’s patents. In the future, the Company may be involved with litigation to:

•	Enforce its patent or other intellectual property rights;

•	Protect its trade secrets and know-how; and

•	Defend against claims of infringement or invalidity.

Such litigation could result in the future in substantial costs and diversion of management resources. Such litigation could also result in payment of substantial damages and/or royalties or prohibitions against utilization of essential technologies, and could have material adverse effect on the Company’s business, financial condition and results of operations.

6.    STOCKHOLDERS’ EQUITY

Common Stock Offering

In August 2000, the Company completed an initial public offering of 6,440,000 shares of common stock (including underwriters’ over-allotments) and a sale of 166,667 shares of common stock in a private placement at a price of $18.00 per share. Net proceeds from the initial public offering and the private placement totaled approximately $109,092,000 after deducting offering costs. Concurrent with the initial public offering, all outstanding shares of preferred stock were converted to a total of approximately 11,429,000 shares of common stock.

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Preferred Stock Rights Agreement

In March 2001, the Company’s Board of Directors approved a Preferred Stock Rights Agreement (the “Rights Agreement”), pursuant to which a dividend of one right was declared to purchase one one-thousandth of a share of the Company’s Series A Preferred Stock, at an exercise price of $22.50, for each outstanding share of common stock. The Rights Agreement is intended to protect the value of the outstanding equity interests in the Company in the event of an unsolicited takeover attempt. It is not intended to prevent a takeover of the Company on terms that are favorable and fair to stockholders and will not interfere with any merger or business combination approved by the Board of Directors. The right will be exercisable following (a) the tenth business day (or such later date as may be determined by a majority of the Board of Directors) after a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or (b) the tenth business day (or such later date as may be determined by a majority of the directors) after a person or group announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company’s common stock. The right will expire in May 2011 and may be redeemed by the Company at $0.001 per right at the approval of the Board of Directors.

Warrants

In connection with the issuance of Series A Convertible Preferred Stock in October 1998, the Company issued to a third party a warrant to purchase a total of 714,286 shares of Series A Convertible Preferred Stock at an exercise price of $3.50 per share. The warrant is exercisable at any time until October 2003.

During October and November 1999, in connection with the issuance of Series B Convertible Preferred Stock, the Company issued to two unrelated third parties two warrants to purchase a total of 500,000 shares of Series B Convertible Preferred Stock at an exercise price of $4.00 per share. The warrants are exercisable at any time until October 2004.

The Series A and Series B Convertible Preferred Stock were converted into common stock upon the Company’s initial public offering in August 2000, and the above warrants were converted into warrants exercisable in shares of common stock.

In September 2000, the Company issued to a third party a warrant to purchase 200,000 shares of common stock at an exercise price of $23.50. The warrant is exercisable at any time until March 2002.

7.    EMPLOYEE BENEFIT PLANS

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP Plan”) under which 1,454,173 shares of common stock have been reserved for issuance. Eligible employees may purchase the Company’s common stock through payroll deductions (which cannot exceed 10% of the employee’s compensation) at 85% of the fair market value at the beginning of the applicable offering period or at the end of each interim period, whichever is lower. In 2001, 62,831 shares of common stock were issued under the ESPP Plan, and no shares were issued in 2000. As of December 31, 2001, 1,391,342 shares of common stock were available for issuance under the ESPP Plan.

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Stock Option Plans

In August 2001, the Company adopted the 2001 Nonstatutory Stock Option Plan (the “2001 Plan”), which provides for the granting of nonstatutory stock options (“NSOs”) to non-officer employees and consultants, except that NSOs may be granted to officers in connection with an officer’s initial service to the Company. Pursuant to the 2001 Plan, the terms and conditions of NSOs are determined by the Board of Directors, and 4,500,000 shares of common stock have been reserved for issuance. As of December 31, 2001, options to purchase 3,950,000 shares of common stock were outstanding, and 550,000 shares were available for future grant under the 2001 Plan.

The Company’s 2000 Stock Plan, as amended, (the “2000 Plan”) provides for the granting of incentive stock options (“ISOs”), NSOs and restricted stock to eligible employees, directors and consultants. Pursuant to the 2000 Plan, the terms and conditions of stock options and restricted stock granted under the 2000 Plan are determined by the Board of Directors, provided that (i) the exercise price for ISOs is not less than the fair market value of the Company’s common stock on the date of grant (or not less than 110% of the fair market value for ISOs granted to holders of more than 10% of the Company’s voting stock) and (ii) the exercise price for NSOs intended to qualify as performance-based compensation is not less than the fair value of the common stock on the date of grant. As of December 31, 2001, the number of shares of common stock reserved for issuance under the 2000 Stock Plan was 5,808,345, options to purchase 3,552,661 shares of common stock were outstanding and 2,255,684 shares were available for future grant. The number of shares reserved for issuance will automatically increase on the first day of the Company’s fiscal year beginning in 2002 in an amount equal to the lesser of (i) 2,500,000 shares, (ii) 4% of the outstanding shares on such date or (iii) a lesser amount determined by the Board of Directors.

The Company terminated the 1996 Stock Plan upon its initial public offering in August 2000. No further stock options were granted under the 1996 Stock Plan, and all outstanding stock options continue to be governed by the terms and conditions of the existing stock option agreements for those grants. As of December 31, 2001, options to purchase 7,467,410 shares of common stock were outstanding.

In May 2001, the Company adopted the 2001 Director Option Plan (the “2001 Director Plan”), which provides for the automatic granting of NSOs to outside directors. Pursuant to the 2001 Director Plan, each new outside director is granted an option to purchase 40,000 shares of common stock (the “First Option”) on the date of appointment. (Outside directors appointed prior to the adoption of the 2001 Director Plan did not receive the First Option.) The First Option has the following vesting term: 34% vested one year from the date of grant and 33% each vested on the second and the third anniversary of its date of grant. On May 31st of each year, each outside director will be granted an option to purchase 10,000 shares of common stock (the “Subsequent Option”), except that, for outside directors appointed after the adoption of the 2001 Director Plan, the Subsequent Option will not be granted until the First Option has entirely vested. The Subsequent Option becomes 100% exercisable one year from the date of grant. The First Option and the Subsequent Option have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. 500,000 shares of common stock have been reserved for issuance under the 2001 Director Plan. As of December 31, 2001, options to purchase 70,000 shares of common stock were outstanding, and 430,000 shares were available for future grant.

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Activities under the Company’s stock option plans are summarized as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 1998	6,540,593	$2.64
Options granted	2,080,400	3.00
Options exercised	(289,347)	1.16
Options canceled	(1,215,496)	2.79

Balance at December 31, 1999	7,116,150	2.78
Options granted	5,729,528	6.43
Options exercised	(1,304,411)	2.02
Options canceled	(965,812)	7.25

Balance at December 31, 2000 (2,906,075 shares exercisable at a weighted average price of $3.45 per share)	10,575,455	4.48
Options granted	8,299,081	2.81
Options exercised	(31,514)	3.11
Options canceled	(3,802,951)	4.72

Balance at December 31, 2001 (5,068,406 shares exercisable at a weighted average price of $3.98 per share)	15,040,071	3.51

The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 1.00—1.18	2,055,000	8.66	$ 1.12	—	$ —
1.20—2.49	2,537,500	5.67	1.47	—	—
2.55—2.55	515,268	2.31	2.55	498,081	2.55
2.56—2.87	463,649	5.96	2.75	—	—
3.00—3.81	4,281,249	3.54	3.00	2,983,684	3.00
4.00—4.97	2,299,395	4.06	4.01	1,042,267	4.00
5.16—8.03	2,218,512	5.01	5.41	270,871	5.35
12.00—18.00	669,498	4.68	15.00	273,503	15.80

	15,040,071	4.98	3.51	5,068,406	3.98

Restricted Stock Purchase Plan

        The 2000 Restricted Stock Purchase Plan (the “RSPP”) provides for the grant of rights to purchase restricted common stock, subject to certain restrictions, to employees, directors and consultants and terminates automatically in 2010, unless terminated sooner. Pursuant to the RSPP, the Board of Directors has sole discretion to grant rights to purchase restricted common stock and determine the term of each grant under the RSPP, including exercise price and number of shares for each right granted. Each stock purchase right granted is restricted for a period of four years from the date of grant. 100% of the restricted shares are released from restriction on the fourth anniversary of grant; provided that the shares may be released early from the restriction subject to satisfaction of a variety of milestones relating to revenue, gross margin, market capitalization and total equity raised in initial and secondary public offerings. Pursuant to the RSPP, 1,000,000 shares have been reserved for issuance. Concurrent with the Company’s initial public offering in August 2000, no additional shares are available for grant.

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Activities under the RSPP are summarized as follows:

	Rights Outstanding
	Number Outstanding	Weighted Average Exercise Price
Rights granted in 2000	760,000	$5.57
Rights canceled in 2001	(362,500)	5.32

Balance at December 31, 2001	397,500	5.81

The following table summarizes information about rights to purchase restricted common stock outstanding at December 31, 2001:

	Rights Outstanding
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price
$ 3.00	25,000	4.0	$ 3.00
4.00	290,000	4.4	4.00
13.00	82,500	4.5	13.00

	397,500	4.5	5.81

APB 25 Compensation Costs Related to Employees

As calculated under APB 25, deferred stock-based compensation costs related to stock options granted to employees amounted to $32,777,000 through December 31, 2001, of which $5,509,000, $19,482,000 and $51,000 was expensed in 2001, 2000, and 1999, respectively. During fiscal 2001, $15,296,000 of deferred stock-based compensation previously recognized was reversed in connection with employee terminations.

SFAS 123 Compensation Costs Related to Consultants

In 2000, the Company granted to consultants stock options to purchase 312,500 shares of common stock under the 1996 Stock Plan. No stock options were granted to consultants in 2001 and 1999. In February 2001, upon resignation of the Company’s former chief executive officer, the Company and the former chief executive officer entered into a settlement agreement, pursuant to which the former chief executive officer was to provide consulting services from the resignation date to February 28, 2002. The settlement also extended the life of the stock options previously granted to the former chief executive officer. In accordance with FIN 44, the Company revalued the surviving stock options to purchase 861,667 shares of common stock and recorded a stock-based compensation expense of $1,041,000 using the Black-Scholes option pricing model with the following assumptions: expected volatility of 80%, risk-free interest rate of 4.43%, expected life of three years and no dividend yield.

The aggregate exercise price of outstanding stock options granted to consultants amounted to $7,940,000, $4,552,000 and $1,219,000 at December 31, 2001, 2000 and 1999, respectively. Certain of these stock options vest over periods of up to four years, and the Company will be required to record the change in the fair value of these stock options at each reporting date prior to vesting and then finally at the vesting date of the stock option. The balance of deferred stock-based compensation computed in accordance with SFAS No. 123 related to these stock options was $2,000, $178,000 and $1,150,000 at December 31, 2001, 2000 and 1999, respectively. Amortization of deferred stock-based compensation amounted to $1,102,000, $1,727,000 and $213,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

SFAS 123 Pro Forma Disclosures

SFAS 123 requires the disclosure of pro forma net income or loss and earnings per share as if the Company had accounted for its employee stock options under the fair value method in accordance with SFAS 123. The fair value of each option granted to employees was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumption: expected volatilities of 95% in 2001, 62% for the period from June 13, 2000 to December 31, 2000, and 0% for all periods before June 13, 2000 (the date of first filing of the Registration Statement for the Company’s initial public offering); risk-free interest rates ranging from 3.50% to 4.70% in 2001, 4.90% to 6.69% in 2000 and 1999; expected lives of three and one-half years in 2001 and five years in 2000 and 1999; and no dividend yield for all periods presented. The weighted average fair value of stock options granted in 2001, 2000 and 1999 was $1.73, $9.99 and $0.74, respectively.

Had compensation expense for the Company’s stock option plan been determined on the fair value at the grant dates consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share would have been as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2001	2000	1999
Net loss—as reported	$(36,232)	$(20,136)	$(13,708)
Net loss—pro forma	(42,407)	(24,413)	$(15,963)
Net loss per share:
Basic and diluted—as reported	(0.85)	(0.66)	(0.59)
Basic and diluted—pro forma	(1.00)	(0.80)	(0.60)

401(k) Plan

The Company’s employee savings and retirement plan qualifies under Section 401(k) of the Internal Revenue Code. Employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The Company currently does not make matching or additional contributions to the 401(k) Plan on its employees’ behalf.

8.    RESTRUCTURING EXPENSES

In November 2001, the Company announced a restructuring program to streamline operations and reduce costs. The restructuring program included worldwide workforce reduction, restructuring of certain business functions and closure of the facility in Hsin Chu, Taiwan, which was one of the Company’s two research and development facilities. As a result of the workforce reduction, the Company terminated approximately 50 employees worldwide and recorded a charge of $842,000 for severance and fringe benefits, of which $743,000 was paid as of December 31, 2001 and the balance will be paid in full in the first half of 2002. In connection with the closure of the Hsin Chu facility, the Company recorded a charge of $1,489,000, of which $175,000 was the cost of terminating the office lease and $1,314,000 was the write-off of the facility’s leasehold improvements and other fixed assets. The office lease for the Hsin Chu facility is to be terminated on March 31, 2002.

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

A summary of restructuring expenses is outlined as follows (in thousands):

	Total Charges	Noncash Charges	Cash Payments	Accrued Liability at December 31, 2001
Workforce reduction	$842	$—	$(743)	$99
Closure of facility	1,489	(1,314)	(175)	—

	$2,331	$(1,314)	$(918)	$99

9.    WRITE-OFF OF ASSETS

During fiscal 2001, the Company discontinued certain research and development projects. The Company had previously licensed certain technologies for use in these projects and also made advance royalty payments. As the Company has no plans for alternative use of these technologies, the related license fees and prepaid royalties totaling $3,572,000 were written off.

10.    INCOME TAXES

No federal or state income taxes or income tax benefits were recorded for the years ended December 31, 2001, 2000 and 1999, as the Company incurred net losses during these periods and potential deferred tax benefits associated with net operating loss carryforwards were completely offset by a full valuation allowance.

Deferred tax assets consist of the following (in thousands):

	December 31,
	2001	2000
Net operating loss carryforwards	$13,183	$5,571
Tax credit carryforwards	3,782	2,042
Capitalized research and development	655	700
Reserves and accruals	1,432	979
Depreciation and amortization	3,050	1,001

Gross deferred tax assets	22,102	10,293
Valuation allowance	(22,102)	(10,293)

Net deferred tax assets	$—	$—

Based on the available objective evidence, management believes that it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company provided a full valuation allowance against its deferred tax assets as of December 31, 2001 and 2000.

As of December 31, 2001, the Company’s federal and state net operating loss carryforwards for income tax purposes were approximately $36,000,000 and $16,300,000, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2013, and the state net operating loss carryforwards will begin to expire in 2003. As of December 31, 2001, the Company’s federal and state tax credit carryforwards for income tax purposes were approximately $1,800,000 and $2,000,000, respectively. If not utilized, these tax credit carryforwards will expire in various amounts beginning in 2006. Under the Tax Reform Act of 1986, the amount of benefits from net operating loss carryforwards may be limited as the Company has incurred a cumulative ownership change of more than 50%.

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

11.    NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the period indicated (in thousands, except per share amounts):

	Years Ended December 31,
	2001	2000	1999
Numerator:
Net loss	$(36,232)	$(20,136)	$(13,708)

Denominator:
Shares used in computing basic and diluted net loss per share	42,594	30,484	23,148

Basic and diluted net loss per share attributable to common stockholders	$(0.85)	$(0.66)	$(0.59)

Antidilutive securities including options, warrants, convertible preferred stock and restricted stock rights not included in net loss per share calculation	16,852	12,982	19,759

12.    CONCENTRATIONS

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents and accounts receivable. Substantially all of the Company’s cash and cash equivalents are maintained with three major financial institutions in the United States. The Company limits its cash investments to those that are short-term and low risk. At times, deposits held with banks may exceed federally insured limits.

Concentration of credit risk with respect to accounts receivable is generally limited due to the Company’s on-going evaluation of its customers’ credit worthiness and the established long-term relationship with certain customers. In addition, the Company generally requires a letter of credit to be established by customers in foreign countries before shipment of products is made to these customers. In 2001, sales to one customer accounted for 39.2% of net revenue; in 2000, sales to two customers accounted for 11.6% and 11.1% of net revenue; and in 1999, sales to two customers accounted for 44.3% and 10.9% of net revenue. As of December 31, 2001, receivables from three customers accounted for 48.8%, 13.4% and 12.1% of gross accounts receivable balance. As of December 31, 2000, receivables from two customers accounted for 32% and 21% of gross accounts receivable balance.

UMC fabricates all of the Company’s integrated circuits in Taiwan. The Company has developed a contingency plan with UMC to provide for the manufacture of its products in the event of a disruption in the operations of one or more of UMC’s fabrication facilities. However, any disruption may cause delay in production of the Company’s integrated circuits and could adversely impact the Company’s operating results.

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

13.    GEOGRAPHIC INFORMATION

The Company operates in one business segment, which is to design, develop and sell integrated circuits and software solutions to the broadband access communications equipment industry. The Company’s net revenue was attributable to the following countries or regions (in thousands):

	Years Ended December 31,
	2001	2000	1999
Asia:
South Korea	$8,170	$32,189	$373
Taiwan	1,548	5,387	1,109
Other Asian countries	239	3,031	132

	9,957	40,607	1,614
United States	5,580	9,534	1,432
Europe	1,502	3,921	7

	$17,039	$54,062	$3,053

Substantially all of the Company’s assets as of December 31, 2001 and 2000 were located in the United States.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and will be included in either a definitive proxy statement to be filed within 120 days after the end of the fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for the registrant’s Annual Meeting of Stockholders, in which case the applicable information included in the Proxy Statement is incorporated herein by reference, or an amendment to this Annual Report on Form 10-K to be filed within the 120-day period.

Item 10.     Directors and Executive Officers of the Registrant

The information required by this item with respect to directors is incorporated by reference to the Proxy Statement. The information required by this item with respect to executive officers is set forth herein under the heading “Executive Officers.” Information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

1.  Financial Statements

The financial statements and financial statement information required by this Item are included in Item 8 of this report. The Report of the Independent Accountants appears on page 34 of this report.

2.  Financial Statement Schedule

The financial statement schedule appears on page 61 of this report.

3.  Exhibits

The following is a list of exhibits. Where so indicated, exhibits that were previously filed are incorporated by reference.

Exhibit Number	Description

3.1
Fourth Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit (3.2) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-39128), filed on June 13, 2000).

3.2
Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit (4.3) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-39128), filed on June 13, 2000).

3.3
Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock (incorporated herein by reference to Exhibit (3.1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

4.1	Specimen certificate of common stock. (1)

4.2
Warrant to Purchase Series A Convertible Preferred Stock dated October 29, 1998, between the Registrant and Intel Corporation (incorporated herein by reference to Exhibit (4.4) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-39128), filed on June 13, 2000).

4.3
Warrant to Purchase Series B Convertible Preferred Stock dated October 6, 1999, between the Registrant and Taiwan Special Opportunities Fund II (incorporated herein by reference to Exhibit (4.5) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-39128), filed on June 13. 2000).

4.4
Warrant to Purchase Series B Convertible Preferred Stock dated October 6, 1999, between the Registrant and Hanmore Investment Corporation (incorporated herein by reference to Exhibit (4.6) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-39128), filed on June 13, 2000).

4.5
First Amended and Restated Stockholders’ Agreement dated as of October 6, 1999, between the Registrant and certain stockholders of the Registrant (incorporated herein by reference to Exhibit (4.7) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-39128), filed on June 13, 2000).

4.6
Preferred Stock Rights Agreement, dated as of April 4, 2001, between the Registrant and Fleet National Bank (incorporated herein by reference to Exhibit (4.6) to the Registrant’s Registration Statement on Form 8-A (SEC File No. 000-31259) filed on April 17, 2001).

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and officers. (1)

10.2	Employment, Confidentiality and Invention Assignment Agreement dated June 28, 1999, between the Registrant and Richard H. Forte. (1)

Exhibit Number	Description

10.3	Employment, Confidentiality and Invention Assignment Agreement dated March 21, 1997, between the Registrant and Young Way Liu. (1)

10.4	Employment, Confidentiality and Invention Assignment Agreement dated May 11, 1998, between the Registrant and Timothy A. Rogers. (1)

10.5	Timothy A. Rogers Offer Letter dated April 30, 1998. (1)

10.6	Employment, Confidentiality and Invention Assignment Agreement between the Registrant and Jow Peng. (1)

10.7	Jow Peng Offer Letter dated August 18, 1997. (1)

10.8	Employment, Confidentiality and Invention Assignment Agreement dated June 24, 1998, between the Registrant and Max (Ming Kang) Liu. (1)

10.9	Max (Ming Kang) Liu Offer Letter dated April 10, 1997. (1)

10.10	Robert A. Gardner Offer Letter dated September 24, 1999. (1)

10.10.1	Employment, Confidentiality and Invention Assignment Agreement dated September 27, 1999, between the Registrant and Robert M. Gardner. (1)

10.11	Brian Gillings Offer Letter dated July 9, 1999. (1)

10.11.1	Employment, Confidentiality and Invention Assignment Agreement dated July 19, 1999, between the Registrant and Brian Gillings. (1)

10.12	Ralph A. Cognac Offer Letter dated October 6, 1999. (1)

10.12.1	Employment, Confidentiality and Invention Assignment Agreement dated October 12, 1999, between the Registrant and Ralph Cognac. (1)

10.13	1996 Stock Plan. (1)

10.14	Amendment to Option Agreements for Certain Individuals under the 1996 Stock Plan. (1)

10.15	2000 Restricted Stock Purchase Plan. (1)

10.16	2000 Stock Plan. (1)

10.17	2000 Employee Stock Purchase Plan. (1)

10.18	Sublease Agreement dated September 21, 1997, between the Registrant and McAfee Associates Inc. (1)

10.19	Technology Cooperation Agreement dated March 8, 2000, between the Registrant and United Microelectronics Corporation. (1)

10.20	Capacity and Loading Agreement dated February 14, 2000, between the Registrant and United Microelectronics Corporation. (1)

10.21†	License Agreement dated April 20, 1998, between the Registrant and Alcatel Bell N.V. (1)

10.22	Spinoff Agreement dated June 2000 between the Registrant and United Microelectronics Corporation. (1)

10.23†	Portfolio Cross-License Agreement between Texas Instruments Incorporated and United Microelectronics Corporation dated August 6, 1999. (1)

10.24	Ying Shiau Offer Letter dated June 6, 2000. (1)

10.25	Employment, Confidentiality and Invention Assignment Agreement dated June 8, 2000, between the Registrant and Ying Shiau. (1)

10.26
Lease Agreement dated September 21, 2000, between the Registrant and Granum Holdings (incorporated herein by reference to Exhibit (10.1) to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-31259), filed on November 14, 2000).

10.27	Steve C.H. Lin Offer Letter dated October 23, 2000. (2)

10.28	Employment, Confidentiality and Invention Assignment Agreement dated June 8, 2000 between the Registrant and Steve C.H. Lin. (2)

10.29
Amendment No. 2 to Consent to Sublease dated December 15, 2000, by and among the Registrant, Network Associates Inc., and John Arrillaga Survivor’s Trust and Richard T. Peery Separate Property Trust. (2)

10.30	Lease Agreement dated November 27, 2000, between the Registrant and John Arrillaga Survivor’s Trust and Richard T. Peery Separate Property Trust. (2)

10.31	Factory Building Leasing Contract between the Registrant and Lian Ce Science & Technology Joint Stock Company, Ltd. (translation). (2)

Exhibit Number	Description

10.32††	Technology License Agreement dated May 30, 2000, between the Registrant and MIPS Technologies, Inc., as amended. (2)

10.33††	Design License Agreement dated September 11, 2000, between the Registrant and ARM Limited. (2)

10.34††	ARM MicroPack License Agreement dated October 30, 2000, between the Registrant and ARM Limited. (2)

10.35††	ASIC Development Agreement dated December 7, 2000, by and among the Registrant, Fujitsu Microelectronics Europe GmbH, and Fujitsu Microelectronics Inc. (2)

10.36††	Source Code License Agreement dated October 17, 2000, between the Registrant and Wind River Systems, Inc. (2)

10.37††	Value Added Reseller Agreement dated October 31, 2000, between the Registrant and Wind River Systems, Inc. (2)

10.38
Commencement Date Memorandum, dated February 23, 2001, to that certain Lease Agreement between the Registrant and Granum Holdings, a California Limited Partnership (incorporated herein by reference to Exhibit (10.1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.39
Settlement Agreement and Release, dated April 27, 2001, between the Registrant and Richard H. Forte (incorporated herein by reference to Exhibit (10.2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.40
James G. Regel Employment Agreement, dated August 29, 2001, between the Registrant and James G. Regel (incorporated herein by reference to Exhibit (10.1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.41
Offer Letter, dated September 4, 2001, between the Registrant and Kenyon Mei (incorporated herein by reference to Exhibit (10.2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.42	2000 Stock Plan as amended on May 18, 2001 (incorporated herein by reference to Exhibit (10.3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.43	2001 Nonstatutory Stock Option Plan (incorporated herein by reference to Exhibit (10.4) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.44	2001 Director Option Plan (incorporated herein by reference to Exhibit (10.5) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.45
Amendment to Preferred Stock Rights Agreement, dated October 18, 2001, between the Registrant and Fleet National Bank and EquiServe Trust Company, N.A. (incorporated herein by reference to Exhibit (10.6) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.46
Cooperation Framework Agreement, dated August 28, 2001, between the Registrant and TCL Network Equipment Co., Ltd. (incorporated herein by reference to Exhibit (10.7) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.47	James E. Williams Employment Agreement, dated October 8, 2001, between the Registrant and James E. Williams.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

†Confidential	treatment has been granted with respect to portions of this exhibit.

††	A request for confidential treatment for portions of this agreement has been submitted to the Commission. Omitted portions have been filed separately with the Commission.

(1)	Incorporated by reference to exhibits with the corresponding exhibit numbers in the registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-39128), filed on June 13, 2000.

(2)	Incorporated by reference to exhibits with the corresponding exhibit numbers in the registrant’s Annual Report on Form 10-K (SEC File No. 000-31259) for the year ended December 31, 2000.

b.  Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED TELECOM EXPRESS, INC.

DATE: April 1, 2002	BY:	/s/ JAMES REGEL
James Regel President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES REGEL James Regel	President and Chief Executive Officer	April 1, 2002

/s/ JAMES WILLIAMS James Williams	Senior Vice President of Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2002

/s/ DANIEL CHEN Daniel Chen	Chairman of the Board of Directors	April 1, 2002

/s/ YOUNG WAY LIU Young Way Liu	Vice Chairman of the Board of Directors	April 1, 2002

/s/ PETER J. COURTURE Peter J. Courture	Secretary and Director	April 1, 2002

/s/ DAVID LAM David Lam	Director	April 1, 2002

/s/ JOHN CIOFFI John Cioffi	Director	April 1, 2002

/s/ MICHAEL CALLAHAN Michael Callahan	Director	April 1, 2002

/s/ SENA REDDY Sena Reddy	Director	April 1, 2002

INTEGRATED TELECOM EXPRESS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning Of Year	Charged to Expenses or Other Accounts	Deductions	Balance at End Of Year
	(in thousands)
Year ended December 31, 1999:
Allowance for doubtful accounts	$—	$—	$—	$—
Reserves for excess and obsolete inventories	$—	$25	$—	$25

Year ended December 31, 2000:
Allowance for doubtful accounts	$—	$—	$—	$—
Reserves for excess and obsolete inventories	$25	$3,462	$187	$3,300

Year ended December 31, 2001:
Allowance for doubtful accounts	$—	$177	$36	$141
Reserves for excess and obsolete inventories	$3,300	$706	$180	$3,826