Form 10-K/A
period 2001-12-31
INTEGRATED TELECOM EXPRESS INC/ CA
filed 2002-04-30
CIK 1116201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1 TO FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number: 000-31259

INTEGRATED TELECOM EXPRESS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0403748 (I.R.S. Employer Identification Number)
400 Race Street, San Jose, California (Address of principal executive offices)	95126 (Zip Code)

Registrant’s telephone number, including area code: (408) 792–0797

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Based on the closing sale price of the common stock on the Nasdaq National Market on March 25, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $36,241,257. Shares of common stock held by each officer and director and by each person known to own 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 42,777,112 shares of common stock outstanding as of March 25, 2002.

The registrant hereby amends Part III of its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 as set forth in the pages attached hereto:

PART III

Item 10.    Directors and Executive Officers of the Registrant

The authorized number of directors is currently established at eight. The Company’s Certificate of Incorporation provides that the directors shall be divided into three classes, with the classes serving for staggered, three-year terms. Currently, three directors are in Class I, and two directors are in each of Class II and III. Each of the Class II directors will hold office until the date of the 2002 Annual Meeting of Stockholders, or until his successor has been duly elected and qualified. Each of the Class III directors will hold office until the date of the 2003 Annual Meeting of Stockholders, or until his successor has been duly elected and qualified. Each of the Class I directors will hold office until the date of the 2004 Annual Meeting of Stockholders or until his successor has been duly elected and qualified.

The following table sets forth the name and age of each director of the Company, his principal occupation and the period during which he has served as a director of the Company. Additional information about each director follows the table. The information required by this item with respect to executive officers is set forth under the heading “Executive Officers” in Part I of this Form 10-K.

Name	Age	Principal Occupation	Director Since
Class I Directors:
John Cioffi	45	Professor of Electrical Engineering, Stanford University	1999
David Lam	59	Chairman of the David Lam Group	1999
Sena Reddy	53	Chief Operating Officer of Velio Communications Inc.	2000

Class II Directors:
Young Way Liu	46	Vice Chairman of the Board of Directors of the Company	1995
Michael Callahan	66	Retired	2000

Class III Directors:
Daniel (Wen Chi) Chen	48	Chairman of the Board of Directors	1995
Peter J. Courture	47	General Counsel of United Microelectronics Corporation and Secretary of the Company	1995

Michael Callahan has served as a director since November 2000. Mr. Callahan has retired since September 2000. Mr. Callahan was Chairman, President and Chief Executive Officer of Waferscale Integration Inc., a programmable system devices company, from March 1990 until it was acquired by STMicroelectronics in September 2000. Mr. Callahan currently serves on the Board of Directors of Quicklogic Inc.

Daniel (Wen Chi) Chen is a co-founder of the Company and has served as a director since May 1995. Mr. Chen has served as Chairman of the Board of Directors since February 1998. Mr. Chen served as President and Chief Executive Officer from May 1995 to April 1998 and Interim Chief Executive Officer from February 2001 to September 2001. From February 1995 to April 1996, Mr. Chen was Vice President of the Computer and Communication division of United Microelectronics Corporation, a semiconductor manufacturing company and a stockholder of the Company. Mr. Chen is also Chairman of the Board of Directors of Integrated Technology Express, Inc.

John Cioffi has served as a director since December 1999. Dr. Cioffi has been a professor of electrical engineering at Stanford University since January 1986. From March 1998 to November 1999, Dr. Cioffi was an electrical engineer for Texas Instruments Incorporated, a global semiconductor company and a designer and supplier of digital signal processors and analog integrated circuits. From July 1991 to March 1998, Dr. Cioffi was a founder, Chief Technical Officer and director of Amati Communications Corporation, a manufacturer of DSL components and equipment that has since been acquired by Texas Instruments. Dr. Cioffi is currently a director of Marvell Technology Group, Ltd. and Teknovus, Inc.

Peter J. Courture is a co-founder of the Company and has served as the Secretary and a director since May 1995. Since 1993, Mr. Courture has held the position of General Counsel for United Microelectronics Corporation, a semiconductor manufacturing company and a stockholder of the Company. Mr. Courture is also the sole shareholder of Law+, a provider of legal services to the Company.

David Lam has served as a director since June 1999. From 1989 to the present, Dr. Lam has been the Chairman of the David Lam Group, a management consulting firm. From April 1997 to March 1998, Dr. Lam was the Chief Executive Officer of Caliper Technologies, Corp., a biotech laboratory equipment company specializing in laboratory-on-a-chip technology. From November 1992 to October 1996, Dr. Lam was the Chief Executive Officer of Expert Edge Corporation, a privately-held software developer. Dr. Lam is currently a director of Ingenuus Corporation.

Young Way Liu is a co-founder of the Company and has served as a director since 1995. Mr. Liu has served as Vice Chairman of the Board of Directors since June 1999. From June 1999 to January 2001, Mr. Liu served as Chief Technology Officer of the Company. From April 1998 to June 1999, Mr. Liu was President and Chief Executive Officer. From April 1996 to April 1998, Mr. Liu was Senior Vice President. From May 1995 to April 1996, Mr. Liu was Vice President and Chief Financial Officer.

Sena Reddy has served as a director since November 2000. From May 2000 to the present, Mr. Reddy has been the Chief Operating Officer of Velio Communications Inc., a privately-held optical network components supplier. From January 1997 to May 2000, Mr. Reddy was an Executive Vice President of Operations for MMC Networks, a network processor company that has since been acquired by Applied Micro Circuits Corporation. From October 1985 to January 1997, Mr. Reddy was a Senior Vice President of World-Wide Operations of Cirrus Logic Inc., a leading supplier of peripheral products for personal computers.

There are no family relationships between any directors or executive officers of the Company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company’s executive officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the “SEC”) and the National Association of Securities Dealers, Inc. Such persons are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2001, all officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements, except Steve C. H. Lin, Terry Gou, and United Microelectronics Corporation. Mr. Lin was appointed as an officer on October 25, 2000, and, due to an oversight, filed Form 3 after the required filing date. Mr. Gou and United Microelectronics Corporation each filed Form 5 after the required filing date because they inadvertently underreported their respective beneficial ownership on Form 3. In addition, each of Messrs. Callahan, Cioffi, Courture, Lam, Liu and Reddy have not yet filed a Form 5 reporting the Company’s automatic grant to each of them on May 31, 2001 of an option to purchase 10,000 shares of common stock pursuant to the Company’s 2001 Director Option Plan.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning the compensation of each of the individuals who served as the Company’s Chief Executive Officer (“CEO”) during the year ended December 31, 2001, the three other most highly compensated executive officers and the two former executive officers whose salary and bonus for the year ended December 31, 2001 exceeded $100,000. The individuals included in the following table will be collectively referred to as the “Named Executive Officers.”

Name and Principal Position	Year	Annual Compensation				Long-term Compensation Awards	All Other Compensation(2)
		Salary		Bonus(1)		Securities Underlying Options(#)
James Regel President and CEO(8)	2001	$107,692		$75,000	(3)	1,950,000	$120

Kenyon Mei Chief Operating Officer(9)	2001	80,769		53,333	(3)	1,250,000	120

Jow Peng Vice President of Business Development	2001 2000 1999	185,000 175,000 143,751		— 70,000 22,656		50,000 140,000 —	288 288 168

James Stair Vice President of Systems Engineering	2001	137,308		20,000	(3)	175,000	235

Daniel (Wen Chi) Chen (Former Interim CEO)(10)	2001 2000 1999	286,590 78,375 69,664	(4)	— 156,000 9,242		400,000 250,000 —	288 288 92

Richard H. Forte (Former President and CEO)(11)	2001 2000 1999	60,577 289,192 114,000		— 450,000 44,677		400,000 600,000 600,000	500,077 461 84	(5)

Ralph Cognac (Former Executive Vice President and Chief Marketing Officer)(12)	2001 2000 1999	157,286 190,000 39,712		38,224 275,000 22,348		150,000 400,000 —	100,252 336 28	(6)

Timothy A. Rogers (Former Senior Vice President and Chief Financial Officer)(13)	2001 2000 1999	161,222 185,000 145,673		— 130,000 23,608		80,000 70,000 —	97,780 336 168	(7)

(1)	Amounts include bonuses earned during the fiscal year but paid in the subsequent year.

(2)
Amounts represent insurance premiums for term life insurance paid by the Company for the benefit of the respective named executive officer, except that in the case of Mr. Forte, Mr. Cognac and Mr. Rogers, their amounts also include severance pay or other compensation to be received subsequent to their resignation from the Company.

(3)	Amounts include sign-on bonus of $50,000 for Mr. Regel, $30,000 for Mr. Mei and $20,000 for Mr. Stair, in accordance with their respective employment agreement or offer letter.

(4)	Amount includes a total of $129,840 in salaries paid to Mr. Chen for services rendered as Interim CEO from February 2001 to September 2001.

(5)
In conjunction with his resignation in February 2001 and execution of a Settlement Agreement and Release, Mr. Forte entered into a Consulting Agreement with the Company, pursuant to which he received compensation in the total amount of $500,000 for his services as a consultant until February 2002. See further discussion of the Settlement Agreement and Release included in this report under the heading “Employment Contracts and Termination of Employment and Change-in-Control Arrangements.”

(6)
Mr. Cognac resigned from the Company in September 2001 and entered into a Severance Agreement and Release, pursuant to which Mr. Cognac received severance pay of up to $100,000. See further discussion of the Severance Agreement and Release included in this report under the heading “Employment Contracts and Termination of Employment and Change-in-Control Arrangements.”

(7)
Mr. Rogers resigned from the Company in October 2001 and entered into a Severance Agreement and Release, pursuant to which Mr. Rogers received severance pay in an amount equal to six months’ salary of $97,500. See further discussion of the Severance Agreement and Release included in this report under the heading “Employment Contracts and Termination of Employment and Change-in-Control Arrangements.”

(8)	Mr. Regel began serving as the Company’s President and CEO in September 2001.

(9)	Dr. Mei began serving as the Company’s Chief Operating Officer in September 2001.

(10)	Mr. Chen served as the Company’s Interim CEO from February 2001 to September 2001.

(11)	Mr. Forte served as the Company’s President and CEO from June 1999 to February 2001.

(12)	Mr. Cognac served as the Company’s Executive Vice President and Chief Marketing Officer from October 1999 to September 2001.

(13)	Mr. Rogers served as the Company’s Senior Vice President and Chief Financial Officer from July 1998 to October 2001.

Option Grants in Last Fiscal Year

The following table sets forth certain information with respect to stock option grants to the Named Executive Officers during the fiscal year ended December 31, 2001. In accordance with the rules of the Securities and Exchange Commission (the “SEC”), also shown below is the potential realizable value over the term of the option (the period from the grant date to the expiration date) based on assumed rates of stock appreciation from the option exercise price of 5% and 10%, compounded annually. These amounts are based on certain assumed rates of appreciation and do not represent the Company’s estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of the Company’s common stock. No stock appreciation rights were granted to the Named Executive Officers during the last fiscal year.

	Individual Grants
	Number of Securities Underlying Options Granted(#)	Percent of Total Options Granted to Employees in Fiscal Year(1)		Exercise or Base Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
Name						5%	10%
James Regel	1,200,000 750,000	14.53 9.08	% %	$1.20 1.18	09/24/07 09/25/11	$489,738 556,572	$1,111,048 1,410,462
Kenyon Mei	750,000 500,000	9.08 6.06	% %	1.55 1.18	09/04/07 09/25/11	395,361 371,048	896,940 940,308
Jow Peng	50,000	0.61%		5.16	01/02/07	87,682	198,920
James Stair	175,000	2.12%		2.78	05/07/07	165,457	375,364
Daniel Chen	400,000	4.84%		5.16	01/02/07	701,474	1,591,380
Richard H. Forte	200,000 200,000	2.42 2.42	% %	5.16 5.16	01/02/07 01/02/11	350,747 648,554	795,700 1,643,563
Ralph Cognac	150,000	1.82%		5.16	01/02/07	263,053	596,768
Timothy A. Rogers	80,000	0.97%		5.16	01/02/07	140,291	318,272

(1)	Based on a total of 8,257,081 shares subject to options granted during 2001.
(2)
Potential realizable values are computed by multiplying the number of shares of the Company’s common stock subject to a given option by the exercise price, assuming that the aggregate stock value compounds at the annual 5 percent or 10 percent rate for the entire term of the option, and subtracting the exercise price. The potential realizable value is before taxes associated with exercise.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth certain information concerning options exercised by the Named Executive Officers during 2001, including the aggregate value of gains on the date of exercise. In addition, this table includes the number of shares covered by both exercisable and unexercisable stock options as of the year-end. Also reported are the values for “in-the-money” options, which represent the positive spread between the exercise price of any such existing stock options and the year-end price of the Company’s common stock.

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2001		Value of Unexercised In-the-Money Options at December 31, 2001 (1)

Name			Exercisable	Unexercisable	Exercisable	Unexercisable
James Regel	—	$—	—	1,950,000	$—	$1,087,500
Kenyon Mei	—	—	—	1,250,000	—	435,000
Jow Peng	—	—	185,832	173,668	—	—
James Stair	—	—	—	175,000	—	—
Daniel Chen	—	—	658,538	711,462	—	—
Richard H. Forte	—	—	886,623	—	—	—
Ralph Cognac	—	—	286,823	—	—	—
Timothy A. Rogers	—	—	276,764	—	—	—

(1)
Calculated by determining the difference between the closing price of the Company’s common stock on December 31, 2001 of $1.75 and the exercise price of such options, multiplied by the number of shares.

Compensation of Directors

The Company’s directors received no cash compensation in 2001 for their services as members of the Board of Directors or any committee of the Board of Directors. The Company’s employees do not receive any compensation for serving on the Board of Directors or on any committees of the Board of Directors. However, Daniel (Wen Chi) Chen, the Chairman of the Board of Directors, received compensation from the Company for services he provided to the Company as an employee. During 2001, Mr. Chen received $286,590 in salaries and $156,000 in bonus. This bonus was earned in 2000 but paid in January 2001. In addition, in January 2001, Mr. Chen was granted options to purchase 400,000 shares of common stock under the 2000 Stock Plan at an exercise price of $5.16 per share.

In April 2001, the Board of Directors adopted the Company’s 2001 Director Option Plan (the “2001 Director Plan”). Only those directors who are not employees of the Company (“Outside Directors”) receive stock option grants under the 2001 Director Plan. All grants under the 2001 Director Plan are automatic and non-discretionary. Each Outside Director shall be automatically granted an option to purchase 40,000 shares of common stock (the “First Option”) on the date on which such person first becomes an Outside Director, whether through election by the stockholders of the Company or appointment by the Board to fill a vacancy or newly created directorship; provided, however, that an employee director of the Company who ceases to be an employee but who remains a director shall not receive a First Option. After an Outside Director’s First Option is fully vested, the Outside Director shall be automatically granted an option to purchase 10,000 shares of common stock (a “Subsequent Option”) on May 31st of each year provided he or she is then an Outside Director. In the event an Outside Director does not receive a First Option due to previously serving as an employee Director or due to serving as an Outside Director prior to the effective date of the 2001 Director Plan, such Outsider Director shall receive a Subsequent Option on May 31st of each year that he or she is an Outside Director.

Under the terms of the 2001 Director Plan, the exercise price of each option granted is the fair market value (as defined in the plan) of the common stock on the date of grant. Such options have terms of 10 years, but terminate earlier if the individual ceases to serve as a director. The First Option grants vest as follows: 34% of shares subject to the First Option vest on the first anniversary of the date of grant and 33% of shares subject to the First Option vest on each of the next two anniversaries of the date of grant. The Subsequent Option grants are 100% vested on the anniversary of the date of grant. The 2001 Director Plan further provides that an Outside Director’s outstanding options granted under the 2001 Director Plan may become fully vested if certain conditions are met.

During 2001, non-employee directors received options to purchase common stock under the 2000 Stock Plan and/or the 2001 Director Plan. The following table summarizes the number of options to purchase common stock that the Company granted to non-employee directors during 2001:

Name	Date of Grant	Number of Options	Exercise Price Per Share
Michael Callahan	01/09/01 05/31/01	50,000 10,000	$7.06 2.57
John Cioffi	01/09/01 05/31/01	11,040 10,000	7.06 2.57
Peter J. Courture	01/09/01 05/31/01	21,250 10,000	7.06 2.57
David Lam	01/09/01 05/31/01	16,250 10,000	7.06 2.57
Young Way Liu	05/31/01	10,000	2.57
Sena Reddy	01/09/01 05/31/01	50,000 10,000	7.06 2.57

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

The Company has entered into certain employment contracts and severance and change of control arrangements with the Named Executive Officers.

James Regel    In September 2001, James Regel accepted an offer of employment as the Company’s Chief Executive Officer and executed an Employment Agreement dated September 24, 2001. Mr. Regel’s employment with the Company is at will and may be terminated at any time with or without cause or notice. His starting annual base salary is $400,000. Pursuant to the Employment Agreement, Mr. Regel received a sign-on bonus of $50,000 and he is eligible to receive a bonus of $25,000 and $100,000 for the calendar year 2001 and 2002, respectively, upon his achievement of performance goals established by the Board of Directors. In addition, Mr. Regel was granted an option to purchase 1,200,000 shares of common stock and an option to purchase 750,000 shares of common stock with various vesting terms as provided in the Employment Agreement. In the event that (i) Mr. Regel is involuntarily terminated, as defined in the Employment Agreement, other than for cause, or (ii) if within 12 months following a change of control, Mr. Regel is involuntarily terminated or the Company terminates him other than for cause, death or disability, then subject to Mr. Regel signing and not revoking a standard release of claims with the Company, he will receive severance pay at a rate equal to his base salary rate, as then in effect, for a period of 12 months from the date of such termination. If a change of control, as defined in the Employment Agreement, occurs within the first six months after the date of the Employment Agreement, 50% of the unvested shares will immediately vest; if a change of control occurs after the first six months but prior to 12 months after the date of the Employment Agreement, 75% of the unvested shares will immediately vest; and if a change of control occurs after 12 months have passed since the date of the Employment Agreement, 100% of the unvested shares will immediately vest. Any remaining unvested shares after such acceleration will continue to vest at the same rate as prior to the acceleration. In the event of a change of control, Mr. Regel will also receive a bonus of $1,000,000 in cash or Company’s common stock, as determined by the Board of Directors, less the amount by which the fair market value of the common stock subject to the options granted to Mr. Regel pursuant to the Employment Agreement exceeds the aggregate exercise price of such options, provided that in no event shall the amount payable to Mr. Regel pursuant to this bonus provision exceed $1,000,000.

Kenyon Mei    In September 2001, Dr. Mei accepted an offer of employment as the Company’s Chief Operating Officer and executed an Offer Letter. The Offer Letter provides that his employment with the Company is at will. Dr. Mei’s starting annual base salary is $250,000. Pursuant to the Offer Letter, Dr. Mei received a sign-on bonus of $30,000 and is eligible to receive a bonus of $70,000 for each of the calendar years 2001 and 2002 upon the achievement of performance goals approved by the CEO, with the bonus for 2001 pro-rated according to the actual number of months worked. In addition, Dr. Mei was granted an option to purchase 750,000 shares of common stock and an option to purchase 500,000 shares of common stock with various vesting terms as provided in the Offer Letter. If a change of control occurs within the first year of employment, 50% of the unvested shares will immediately vest; and if a change of control occurs after the first year of employment, 100% of the unvested shares will immediately vest. Any remaining unvested shares after such acceleration will continue to vest at the same rate as prior to the acceleration.

James Stair    In May 2001, Mr. Stair accepted an offer of employment as the Company’s Vice President of Systems Engineering and signed an Offer Letter. The Offer Letter provides that his employment with the Company is at will. Mr. Stair’s starting annual base salary is $210,000, and he was granted an option to purchase 175,000 shares of common stock, with vesting terms as provided in the Offer Letter. In the event Mr. Stair is terminated within the first year of employment other than for cause, he will receive severance pay equal to six months of his base salary.

Richard Forte    In February 2001, Mr. Forte resigned his position as President and Chief Executive Officer of the Company. In connection with his resignation, the Company and Mr. Forte entered into a Settlement Agreement and Release in April 2001. Pursuant to the Settlement Agreement and Release, the Company repurchased 59,167 shares of common stock from Mr. Forte which he had previously purchased by way of an early exercise of options. In connection with this repurchase, the Company canceled a proportionate amount of the principal balance of the promissory note which Mr. Forte had executed in connection with his early exercise of options. In addition, Mr. Forte received accelerated vesting in connection with a portion of his unvested shares subject to options, equal to that number of shares subject to such options that would have otherwise vested had Mr. Forte remained an employee of the Company through the end of February 2002. The Settlement Agreement and Release further provides that certain shares subject to options will remain exercisable until December 31, 2003 to the extent such shares are vested as of such date. In conjunction with the Settlement Agreement and Release, Mr. Forte also executed a Consulting Agreement, pursuant to which he agreed to serve as a consultant to the Company until February 28, 2002. Under the terms of the Consulting Agreement, Mr. Forte received $250,000 upon the signing of the Consulting Agreement and $21,000 each month thereafter for the duration of the Consulting Agreement, with the exception of the last month in the consulting term, during which he received $19,000.

Ralph Cognac    In September 2001, Mr. Cognac resigned his position as Executive Vice President and Chief Marketing Officer of the Company and entered into a Severance Agreement and Release. Pursuant to the Severance Agreement and Release, Mr. Cognac received severance pay in an amount equal to three months of his base salary, which was paid periodically over a three-month period. If Mr. Cognac did not obtain alternative employment during the first three months after his termination date, the Severance Agreement and Release provided that he would continue to receive such severance pay until he obtained alternative employment, provided however, that such severance payments would not continue for more than six months after his termination date. In addition, Mr. Cognac received accelerated vesting in connection with a portion of his unvested shares subject to options equal to that number of shares which would have vested had Mr. Cognac remained an employee of the Company through January 3, 2002. The Severance Agreement and Release also extended the period in which Mr. Cognac can exercise vested shares subject to options until June 30, 2003.

Timothy Rogers    In October 2001, Mr. Rogers resigned his position as Senior Vice President and Chief Financial Officer of the Company and entered into a Severance Agreement and Release. Pursuant to the Severance Agreement and Release, Mr. Rogers received severance pay in an amount equal to six months of his base salary, which was paid periodically over a six-month period. In addition, Mr. Rogers received accelerated vesting in connection with a portion of his unvested shares subject to options equal to that number of shares which would have vested had Mr. Rogers remained an employee of the Company through January 5, 2002. The Severance Agreement and Release also extended the period in which Mr. Rogers can exercise vested shares subject to options until June 30, 2003.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors currently consists of Mr. Courture, Dr. Lam and Mr. Reddy. Mr. Courture served as Secretary of the Company during the last fiscal year, but was not an employee of the Company. No other member of the Compensation Committee was an officer or employee of the Company or any of its subsidiaries during the last fiscal year. Mr. Courture is the sole shareholder of Law+, a law firm that provided legal services to the Company in the fiscal years ended December 31, 2000 and 2001.

During the last fiscal year, no member of the Board of Directors or the compensation committee served as a director or a member of the compensation committee of any entity that had one or more executive officers serving as a member of the Company’s Board of Directors or compensation committee.

Compensation Committee Report on Executive Compensation

The information contained in the following report shall not be deemed to be filed with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference into such filing.

Introduction

The Compensation Committee of the Board of Directors (the “Committee”) was established on May 10, 2000 and is comprised solely of non-employee directors. In general, the Committee is responsible for reviewing and recommending for approval by the Board of Directors the Company’s compensation practices, including executive salary levels and variable compensation programs, both cash-based and equity-based. With respect to the compensation of the Company’s Chief Executive Officer, the Compensation Committee reviews and approves the various elements of the Chief Executive Officer’s compensation. With respect to other executive officers, the Chief Executive Officer provides recommendations to the Committee, and the Committee reviews these recommendations and the bases for them and approves or modifies the compensation packages for such individuals. Base salary levels for executive officers of the Company have been generally established at or near the start of each fiscal year, and final bonuses for executive officers have been determined at the end of each fiscal year based upon such individual’s performance and the performance of the Company.

Executive Compensation

The Company’s compensation program consists of two principal components: cash-based compensation, both fixed and variable, and equity-based compensation. These two principal components are intended to attract, retain, motivate, and reward executives who are expected to manage both the short-term and long-term success of the Company.

Cash-based Compensation

The Committee believes that the annual cash compensation paid to executives should be commensurate with both the executive’s and the Company’s performance. For this reason, the Company’s executive cash compensation consists of base compensation (salary) and variable incentive compensation (annual bonus).

Base salaries for executive officers are established considering a number of factors, including the Company’s profitability, the executive’s individual performance and measurable contribution to the Company’s success, and pay levels of similar positions with comparable companies in the industry. The Committee supports the Company’s compensation philosophy of moderation for elements such as base salary and benefits. Base salary decisions are made as part of the Company’s formal annual review process.

An executive’s annual performance award generally depends on the financial performance of the Company relative to financial targets and the executive’s individual performance. These targets are reviewed at least annually to meet the changing nature of the Company’s business. The incentive portion is set as a higher percentage for more senior officers, with the result that such officers have a higher percentage of their potential total cash compensation at risk.

Equity-based Compensation

The Committee administers an option program pursuant to which members of management, including the Company’s executive officers, may receive annual option grants as of the time of their reviews each year from a pool of shares set aside by the Company. The purpose of the option program is to provide additional incentive to executives and other key employees of the Company to work to maximize long-term return to the Company’s stockholders. The allocation of the option pool, other than the shares allocated to the Chief Executive Officer, is recommended by the Chief Executive Officer for approval by the Committee. The allocation of shares from the option pool to the Chief Executive Officer is determined by the Committee. In granting stock options to the executive officers, the Chief Executive Officer and the Committee consider a number of objective and subjective factors, including the executive’s position and responsibilities at the Company, such executive’s past and anticipated individual performance, current survey data with respect to market rates for option compensation and other factors that the Committee may deem relevant. Options generally vest over a four-year period to encourage option holders to continue in the employ of the Company. The exercise price of options is the market price on the date of grant, ensuring that the option will acquire value only to the extent that the price of the Company’s common stock increases relative to the market price at the date of grant.

Chief Executive Officer Compensation

The Company generally uses the same factors and criteria described above for compensation decisions regarding the Chief Executive Officer. Until he resigned on February 26, 2001, Mr. Forte had an annual base salary of $350,000 for serving as the President and Chief Executive Officer of the Company. In 2001, Mr. Forte received salaries of $60,577 in total, and the Company also granted Mr. Forte options to purchase 400,000 shares of the Company’s common stock pursuant to the Company’s 2000 Stock Plan. Mr. Forte was the Company’s Chief Executive Officer during its successful initial public offering, and his compensation in the first two months of 2001 was based on his performance and achievements in leading the Company.

Daniel Chen was appointed Interim Chief Executive Officer of the Company on February 26, 2001 and served in that capacity until September 25, 2001. Mr. Chen received cash salary of $129,840 in total for his services during that period. Mr. Chen did not earn any additional bonuses or options to purchase shares of the Company’s common stock in connection with serving as Interim Chief Executive Officer. Because of Mr. Chen’s significant holdings of Company stock, and due to the understanding that Mr. Chen would likely be serving as Interim Chief Executive Officer for a limited time only, the compensation committee felt that Mr. Chen was appropriately compensated and incentivized.

James Regel was appointed President and Chief Executive Officer of the Company on September 24, 2001. Mr. Regel, an executive with experience in turn-around situations, was recruited and joined the Company to lead its efforts to find a new direction and to return to profitability. In recognition that this was a challenging assignment, and in light of his expertise and experience, the Board negotiated with Mr. Regel to offer him a compensation package that would be reasonable and which would convince him to join the Company. Under the employment agreement, Mr. Regel’s annual base salary was $400,000 during 2001. Mr. Regel received total bonuses for 2001 of $75,000, which includes a sign-on bonus of $50,000 and the agreed-upon bonus pursuant to his incentive plan. In 2001, and as part of its initial employment offer, the Company also granted Mr. Regel options to purchase 1,950,000 shares of the Company’s common stock pursuant to the Company’s 2001 Nonstatutory Stock Option Plan. Mr. Regel’s compensation was set based on the notion that the cash portion was necessary to recruit an experienced CEO, while a potentially substantial stock based component would ensure that his efforts were aligned with increasing shareholder value. The specific payments and awards to Mr. Regel reflect the terms of the employment agreement entered into by and between Mr. Regel and the Company at the time of his hire.

Tax Deductibility of Executive Compensation

The Internal Revenue Code limits the federal income tax deductibility of compensation paid to the Company’s Chief Executive Officer and to each of the other four most highly compensated executive officers. For this purpose, compensation can include, in addition to cash compensation, the difference between the exercise price of stock options and the value of the underlying stock on the date of exercise. Under this legislation, the Company may deduct such compensation with respect to any of these individuals only to the extent that during any fiscal year such compensation does not exceed $1 million or meets certain other conditions (such as stockholder approval). The Company’s policy is to qualify, to the extent reasonable, its executive officers’ compensation for deductibility under applicable tax laws. However, the Compensation Committee believes that its primary responsibility is to provide a compensation program that will attract, retain and reward the executive talent necessary to the Company’s success. Consequently, the Compensation Committee recognizes that the loss of a tax deduction may be necessary in some circumstances.

Summary

The Compensation Committee believes that its compensation program to date has been fair and motivating, and has been successful in attracting and retaining qualified employees and in linking compensation directly to the Company’s success. The Compensation Committee intends to review this program on an ongoing basis to evaluate its continued effectiveness.

TH	E COMPENSATION COMMITTEE

PE	TER J. COURTURE
DA	VID LAM
SE	NA REDDY

Company’s Stock Performance

Set forth below is a line graph comparing the cumulative return to the stockholders of the Company’s common stock with the cumulative return of the Nasdaq composite index (U.S. companies) and a peer group index for the period commencing on August 18, 2000, the first day the Company’s common stock was traded on the Nasdaq Stock Market, and ending on December 31, 2001. The peer group index consists of Broadcom Corporation, Centillium Communications, Inc., GlobeSpanVirata, Inc. and Tioga Technologies, Ltd., each of which designs integrated circuits for the broadband access market and outsources manufacturing operations. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

	Cumulative Total Return
	8/18/00	12/31/00	12/31/01
Integrated Telecom Express, Inc.	$100.00	$19.22	$7.04
Nasdaq Stock Market	100.00	62.45	49.55
Peer Group	100.00	30.24	14.44

The initial measurement point for the performance graph assumes a $100.00 investment in Integrated Telecom Express, Inc.’s common stock, in an index consisting of the stocks that comprise the Nasdaq Stock Market and in a peer group index on August 18, 2000 (based on prices from the close of trading on August 18, 2000). In addition, the cumulative total returns assume the reinvestment of any dividends.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to beneficial ownership of the Company’s common stock as of April 18, 2002 (except as otherwise indicated), by: (i) each person who is known by the Company to own beneficially more than five percent of the common stock, (ii) each of the Named Executive Officers, (iii) each of the Company’s directors, and (iv) all current directors and executive officers as a group. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

Applicable percentage ownership in the following table is based on the sum of 42,777,112 shares of common stock outstanding as of April 18, 2002 and the number of shares of common stock issuable to entities and individuals indicated below pursuant to their options and restricted stock purchase rights exercisable within 60 days of April 18, 2002.

Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent Owned
United Microelectronics Corporation(2) No. 3, Li-Hsin Road II Science Based Industrial Park Hsin-chu City, Taiwan R.O.C.	12,112,500	28.32%
Fortune Venture Capital Corporation 2F, No. 76, Sec. 2, Tunhwa S. Road Taipei, Taiwan R.O.C.	4,000,000	9.35%
Creative Group Limited(3) 2 Tzu Yu Street, Tucheng City Taipei Hsien, Taiwan R.O.C.	3,500,000	8.18%
Daniel Chen (4)	1,618,746	3.69%
Michael Callahan	71,837	*
John Cioffi (5)	148,375	*
Peter J. Courture (6)	167,788	*
David Lam (7)	114,402	*
Young Way Liu (8)	1,319,112	3.02%
Sena Reddy	71,837	*
James Regel	—	*
Kenyon Mei	—	*
Jow Peng (9)	333,248	*
James Stair	47,396	*
Richard H. Forte (10)	927,456	2.12%
Ralph Cognac (11)	286,823	*
Timothy A. Rogers (12)	276,764	*
All current directors and executive officers as a group (12 persons) (13)	3,892,741	8.58%

*	Less than 1%.

(1)
Beneficial ownership of shares is determined under the rules of the Securities and Exchange Commission and generally includes any shares over which a person exercises sole or shared voting or investment power. Share ownership in each case also includes shares issuable upon exercise of outstanding options that are exercisable within 60 days of April 18, 2002.

(2)
Includes 4,000,000 shares registered in the name of Fortune Venture Capital Corporation, a subsidiary of United Microelectronics Corporation, with which United Microelectronics Corporation shares voting and dispositive power, and 1,112,500 shares registered in the name of Hsun Chieh Investment Corporation Ltd., a subsidiary of United Microelectronics Corporation, with which United Microelectronics Corporation shares voting and dispositive power.

(3)	Creative Group Limited is a subsidiary of Foxconn Holding Limited, which is in turn a subsidiary of Hon Hai Precision Industries Co., Ltd.

(4)
Includes 1,018,746 shares issuable pursuant to options that are exercisable within 60 days of April 18, 2002. Also includes 100,000 shares issuable pursuant to restricted stock purchase rights exercisable within 60 days of April 18, 2002, all of which are currently subject to a right of repurchase.

(5)
Includes 47,500 shares subject to a right of repurchase as of April 18, 2002, 37,500 shares held in the name of Cioffi Family Trust and 10,875 shares issuable pursuant to options that are exercisable within 60 days of April 18, 2002.

(6)	Includes 27,083 shares subject to a right of repurchase as of April 18, 2002 and 17,788 shares issuable pursuant to options that are exercisable within 60 days of April 18, 2002.

(7)	Includes 100,000 shares issuable pursuant to options that are exercisable within 60 days of April 18, 2002; if such options were exercised, 32,500 shares would be subject to a right of repurchase.

(8)
Includes 250,000 shares held in the name of Young Liu Family Partnership and 794,112 shares issuable pursuant to options that are exercisable within 60 days of April 18, 2002. Also includes 75,000 shares issuable pursuant to restricted stock purchase rights exercisable within 60 days of April 18, 2002, all of which are currently subject to a right of repurchase.

(9)
Includes 252,748 shares issuable pursuant to options that are exercisable within 60 days of April 18, 2002. Also includes 40,000 shares issuable pursuant to restricted stock purchase rights exercisable within 60 days of April 18, 2002, all of which are currently subject to a right of repurchase.

(10)
Includes 40,833 shares held in the name of Forte Family Trust and 886,623 shares issuable pursuant to options that will expire on December 31, 2003 in accordance with the Settlement Agreement and Release entered into between the Company and Mr. Forte.

(11)	Represents the number of shares issuable pursuant to options that will expire on June 30, 2003 in accordance with the Severance Agreement and Release entered into between the Company and Mr. Cognac.

(12)	Represents the number of shares issuable pursuant to options that will expire on June 30, 2003 in accordance with the Severance Agreement and Release entered into between the Company and Mr. Rogers.

(13)
Includes 2,399,741 shares issuable pursuant to options exercisable within 60 days of April 18, 2002. Also includes 215,000 shares issuable pursuant to restricted stock purchase rights exercisable within 60 days of April 18, 2002, all of which are currently subject to a right of repurchase.

Item 13. Certain Relationships and Related Transactions

The following is a description of transactions since the beginning of the last fiscal year, to which the Company has been a party in which any director, executive officer or beneficial owner of more than five percent of the Company’s common stock had or will have a direct or indirect material interest other than compensation arrangements that are described elsewhere in this report.

Loans to Executive Officers and Directors

Loans to Exercise Stock Options

On May 10, 2000, the Company loaned $262,000 at an interest rate set at the Bank of America prime rate plus 2% per annum to Peter Courture for a term of four years. This loan is with full recourse and is also secured by 80,000 shares of the Company’s common stock. On July 18, 2000, the Board of Directors approved an adjustment of the interest rate from a rate set at the Bank of America prime rate plus 2% per annum to an interest rate of three-month LIBOR plus 2%, which shall be adjusted as published by the Wall Street Journal on January 1, April 1, July 1 and October 1 each year.

On May 10, 2000, the Board of Directors authorized a loan to Richard Forte secured by shares of the Company’s common stock. On June 22, 2000, the Company loaned $240,000 at an interest rate set at the Bank of America prime rate plus 2% per annum to Mr. Forte for a term of four years. This loan is with full recourse and is also secured by 80,000 shares of common stock. On July 18, 2000, the Board of Directors approved an adjustment of the interest rate from a rate set at the Bank of America prime rate plus 2% per annum to an interest rate of three-month LIBOR plus 2%, which shall be adjusted as published by the Wall Street Journal on January 1, April 1, July 1 and October 1 each year. In May 2001, the Company repurchased 59,167 shares of its common stock from Mr. Forte and canceled a proportionate balance of the loan.

Loans to Purchase Restricted Stock

On June 26, 2000, the Board of Directors authorized loans to each key officer and management team member secured by shares granted under the 2000 Restricted Stock Purchase Plan pursuant to an interest-bearing full recourse secured promissory note payable to the Company, with the share certificates held by the Company. On July 18, 2000, the Board of Directors approved such promissory notes at an interest rate of three-month LIBOR plus 2%, which shall be adjusted as published by the Wall Street Journal on January 1, April 1, July 1 and October 1 each year, to certain current directors and executive officers as follows:

Name	Number of Restricted Common Shares	Price Per Share	Amount of Promissory Note
Daniel Chen	100,000	$4.00	400,000
Young Way Liu	75,000	4.00	300,000
Jow Peng	40,000	4.00	160,000

None of the executive officers have entered into a loan arrangement with us for purchases of the restricted stock grants described above.

Other Transactions Involving Executive Officers and Directors

From June 2001 to October 2001, David Lam provided consulting services to the Company and received compensation in the total amount of $35,000.

In October 2001, Young Way Liu and the Company entered into a Consulting Agreement, pursuant to which the Company agreed to pay Mr. Liu $5,000 per month for his consulting services. During 2001, the Company paid Mr. Liu $15,000 in total in connection with this Consulting Agreement.

Peter J. Courture is the sole shareholder of Law+, a law firm which provided legal services to the Company in the fiscal years ended December 31, 2000 and 2001. During 2001, the Company paid $25,848 to Law+ in connection with services it rendered to the Company.

Transactions with United Microelectronics Corporation

The Company purchases the silicon wafers for its products from United Microelectronics Corporation. For the year ended December 31, 2001, total purchases by the Company from United Microelectronics Corporation amounted to $4,376,500.

In March 2000, the Company executed a term sheet regarding cooperation on technology enhancements with United Microelectronics Corporation.

The Company has also executed a term sheet with United Microelectronics Corporation that states that it guarantees the Company minimum production capacity through 2003 provided that the Company uses United Microelectronics Corporation to manufacture substantially all of its integrated circuits. According to the term sheet, United Microelectronics Corporation will offer the Company rights of first refusal to purchase a minimum quantity of eight inch silicon wafers at competitive prices. In return, the Company will, on a quarterly basis during the period from January 1, 2001 to December 31, 2003, offer to United Microelectronics Corporation purchase orders equal to or in excess of 75% of the Company’s total foundry requirements for the relevant periods. Subject to the Company’s actual requirements, United Microelectronics Corporation will offer the Company rights of first refusal on twenty thousand silicon wafers in 2001, thirty-five thousand silicon wafers in 2002 and fifty thousand silicon wafers in 2003. This agreement was subsequently amended in March 2000. The Company agreed to commit 80% of its silicon wafer capacity requirements with United Microelectronics Corporation in exchange for a guarantee of delivery over the next four years.

In June 2000, the Company entered into an agreement with United Microelectronics Corporation through which United Microelectronics Corporation extended certain licenses granted by Texas Instruments Incorporated to United Microelectronics Corporation in exchange for royalties. This agreement grants the Company non-exclusive access, for the limited purposes of using, selling, leasing, importing, offering for sale or otherwise disposing of its products, to substantially the entire patent portfolio of Texas Instruments on favorable terms. If United Microelectronics Corporation ceases to be the Company’s largest stockholder, the Company would lose rights under this agreement and consequently the Company would lose a competitive advantage in the manufacture of its products. The agreement requires the Company to pay United Microelectronics Corporation a royalty equal to one percent of purchase prices of silicon wafers purchased from United Microelectronics Corporation. For the year ended December 31, 2001, royalty expenses under this agreement were $20,800.

At December 31, 2001, the Company owed to United Microelectronics Corporation a net balance of $20,800.

Transactions with Integrated Technology Express, Inc.

Integrated Technology Express, Inc. and the Company have common stockholders, and Daniel Chen, the Company’s Chairman of the Board of Directors, is also the Chairman of the Board of Directors of Integrated Technology Express, Inc. In June 1998, the Company sold certain assets, mainly trademarks, licensing agreements and service contracts to Integrated Technology Express (Taiwan), Inc. and its U.S. subsidiary Integrated Technology Express, Inc. for $1,911,000 in cash and $1,931,000 in a note receivable. The note is due in five equal, annual installments beginning July 1, 1998 and bearing interest at 6% per annum. During 2001, the principal balance of the note and the related accrued interest were paid in full.

In March 1998, the Company entered into a reimbursement agreement with Integrated Technology Express, Inc. to share facilities and services of administrative staff and resources. Under the agreement, the parties allocate the costs of the shared portion of their respective operations. The agreement has no expiration date. For the year ended December 31, 2001, the total amounts that the Company billed to and was reimbursed by Integrated Technology Express, Inc. were $76,200 and $110,500, respectively. The Company also purchases certain finished products from Integrated Technology Express, Inc., which amounted to $1,024,900 for the year ended December 31, 2001.

The Company has entered into a royalty agreement with Integrated Technology Express, Inc., which requires the Company to pay Integrated Technology Express, Inc. a royalty of less than two percent on sales of products with technologies licensed from Integrated Technology Express, Inc. For the year ended December 31, 2001, royalty expenses under this agreement were $107,500.

At December 31, 2001, the net balance due to Integrated Technology Express, Inc. was $19,100.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2002.

IN	TEGRATED TELECOM EXPRESS, INC.

By	: /s/ JAMES WILLIAMS
Jam	es Williams
Sen	ior Vice President of Finance, Treasurer
and	Chief Financial Officer
(A	uthorized Officer)