Form 10-Q
period 2002-03-31
INTEGRATED TELECOM EXPRESS INC/ CA
filed 2002-05-15
CIK 1116201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-31259

INTEGRATED TELECOM EXPRESS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0403748
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

400 Race Street, San Jose, California	95126
(Address of principal executive offices)	(Zip Code)

(408) 792-0797
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The registrant had 42,777,112 shares of common stock outstanding as of May 9, 2002.

INTEGRATED TELECOM EXPRESS, INC.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

INTEGRATED TELECOM EXPRESS, INC.

BALANCE SHEETS
(In Thousands, Except Par Value)
(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$117,648	$119,278
Accounts receivable, net of allowance for doubtful accounts of $135 and $141	224	1,515
Inventories, net	620	1,819
Prepaid expenses and other current assets	738	1,084

Total current assets	119,230	123,696
Property and equipment, net	8,088	8,877
Licenses, net	2,692	2,903
Other assets	2,660	2,660

Total assets	$132,670	$138,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,543	$2,348
Accrued expenses and other liabilities	1,206	3,281
Payable for licenses	750	1,250
Current portion of obligations under capital leases	1,014	1,437

Total current liabilities	5,513	8,316
Long-term liabilities	624	482

Total liabilities	6,137	8,798

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 42,777 and 42,744 shares issued and outstanding	43	42
Additional paid-in capital	218,191	223,726
Deferred stock-based compensation	(5,751)	(9,273)
Notes receivable from stockholders	(365)	(361)
Accumulated deficit	(85,585)	(84,796)

Total stockholders’ equity	126,533	129,338

Total liabilities and stockholders’ equity	$132,670	$138,136

The accompanying notes are an integral part of these financial statements.

INTEGRATED TELECOM EXPRESS, INC.

STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2002	2001
Net revenue	$4,023	$6,925
Cost of revenue	2,040	5,591

Gross profit	1,983	1,334

Operating expenses:
Research and development	3,170	5,544
Sales and marketing	540	1,559
General and administrative	1,656	2,026
Deferred stock-based compensation	(2,067)	3,149

Total operating expenses	3,299	12,278

Loss from operations	(1,316)	(10,944)
Interest and other income, net	527	2,056

Net loss	$(789)	$(8,888)

Basic and diluted net loss per share	$(0.02)	$(0.21)

Shares used in computing basic and diluted net loss per share	42,688	42,469

The accompanying notes are an integral part of these financial statements.

INTEGRATED TELECOM EXPRESS, INC.

STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(789)	$(8,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,121	596
Deferred stock-based compensation	(2,067)	3,173
Reserve for adverse purchase commitments	—	759
Changes in operating assets and liabilities:
Accounts receivable	1,291	4,728
Inventories	1,199	1,778
Prepaid expenses and other current assets	342	(78)
Other assets	—	(1,246)
Accounts payable	195	(5,559)
Accrued expenses and other liabilities	(2,433)	(5,409)

Net cash used in operating activities	(1,141)	(10,146)

Cash flow from investing activities:
Purchases of property, equipment and licenses	(121)	(1,848)

Net cash used in investing activities	(121)	(1,848)

Cash flows from financing activities:
Principal payments on capital lease obligations	(423)	(385)
Proceeds from issuance of common stock, net	55	247

Net cash used in financing activities	(368)	(138)

Net decrease in cash and cash equivalents	(1,630)	(12,132)
Cash and cash equivalents at beginning of period	119,278	149,073

Cash and cash equivalents at end of period	$117,648	$136,941

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

United Microelectronics Corporation (“UMC”), a public company in Taiwan, directly and indirectly owned 28.3% of the Company’s outstanding common stock at March 31, 2002.

Recent Developments

On April 19, 2002, the Company announced that its Board of Directors deemed advisable the dissolution of the Company and approved a Plan of Complete Liquidation and Dissolution. The Company expects to submit the Plan of Complete Liquidation and Dissolution to stockholders for approval at a special meeting of stockholders to be held on a future date set by the Board. In connection with the proposed liquidation, the Company expects to liquidate all assets, including its inventories, property and equipment and intellectual property.

The accompanying unaudited financial statements are presented on a going concern basis and do not reflect the potential impact of the proposed liquidation on the carrying values of the Company’s assets and liabilities. Upon the approval of the proposed liquidation by stockholders, the Company will adopt liquidation accounting in preparation of its financial statements, which will reflect the estimated net realizable value of its net assets and account for expenses necessary to complete the proposed liquidation. Liquidation expenses may include, among others, employee severance and related costs, penalties for terminating the facility lease, customer service obligations and legal and accounting fees.

Unaudited Interim Financial Statements

The accompanying unaudited financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows as of and for the three months ended March 31, 2002 and 2001. These financial statements and notes thereto are unaudited and should be read in conjunction with the audited financial statements for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K. The balance sheet as of December 31, 2001 was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the three months ended March 31, 2002 are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 2002. Certain prior period balances have been reclassified to conform to the current period presentation.

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill intangible assets having indefinite lives to be reviewed annually for impairment under certain circumstances and written down when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The implementation of SFAS 141 and SFAS 142 did not have a significant impact on the Company’s financial condition or results of operations.

In October 2001, the FASB issued Statement of Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supercedes Statement of Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”). However, it retains the fundamental provisions of SFAS 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS 144 develops a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired assets and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations-Reporting the Effects of Disposal of a Division of a Business.” Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The implementation of SFAS 144 did not have a significant impact on the Company’s financial condition or results of operations.

2.    BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items (in thousands):

	March 31, 2002	December 31, 2001
	(Unaudited)
Inventories, net:
Work in progress	$280	$16
Finished goods	340	1,803

	$620	$1,819

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

	March 31, 2002	December 31, 2001
	(Unaudited)
Property and equipment, net:
Machinery and computer equipment	$4,189	$4,172
Software	6,598	6,584
Furniture and fixtures	362	360
Leasehold improvements	3,986	3,898

	15,135	15,014
Accumulated depreciation and amortization	(7,047)	(6,137)

	$8,088	$8,877

Other assets:
Restricted cash	$2,455	$2,455
Other	205	205

	$2,660	$2,660

Accrued expenses and other liabilities:
Compensation and benefits	$913	$925
Deferred revenue	115	281
Customer deposits	—	1,500
Other	178	575

	$1,206	$3,281

Restricted cash represents a security deposit in the form of a letter of credit as required under the lease agreement for the Company’s corporate headquarters in San Jose, California. The letter of credit is to be maintained until such time the Company has achieved six consecutive quarters of operational profitability.

3.    RESTRUCTURING EXPENSES

In November 2001, the Company announced a restructuring program to streamline operations and reduce costs. The restructuring program included a worldwide workforce reduction, restructuring of certain business functions and closure of the facility in Hsin Chu, Taiwan, which was one of the Company’s two research and development facilities. As a result of the workforce reduction, the Company terminated approximately 50 employees worldwide and recorded a charge of $842,000 for severance and fringe benefits in the fourth quarter of 2001, of which $803,000 was paid as of March 31, 2002 and the balance will be paid in full by June 30, 2002. In connection with the closure of the Hsin Chu facility, the Company recorded a charge of $1,489,000, of which $175,000 was the cost of terminating the office lease and $1,314,000 was the write-off of the facility’s leasehold improvements and other fixed assets. The office lease for the Hsin Chu facility was terminated on March 31, 2002.

The following table summarizes the activities related to accrued restructuring expenses in the fourth quarter of 2001 and the first quarter of 2002 (in thousands):

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

	Total Charges	Noncash Charges	Cash Payments in 2001	Balance at December 31, 2001	Cash Payments in 2002	Balance at March 31, 2002
					(Unaudited)	(Unaudited)
Workforce reduction	$842	$—	$(743)	$99	$(60)	$39
Closure of facility	1,489	(1,314)	(175)	—	—	—

	$2,331	$(1,314)	$(918)	$99	$(60)	$39

4.    NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the period indicated (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2002	2001
	(Unaudited)	(Unaudited)
Numerator:
Net loss	$(789)	$(8,888)

Denominator:
Shares used in computing basic and diluted net loss per share	42,688	42,469

Basic and diluted net loss per share attributable to common stockholders	$(0.02)	$(0.21)

Antidilutive securities including options, warrants, convertible preferred stock and restricted stock rights not included in net loss per share calculation	15,339	14,211

5.    CONCENTRATIONS

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

Concentration of credit risk with respect to accounts receivable is generally limited due to the Company’s on-going evaluation of its customers’ credit worthiness and the established long-term relationship with certain customers. In addition, the Company generally requires a letter of credit to be established by customers in foreign countries before shipment of products is made to these customers. For the three months ended March 31, 2002, sales to two customers accounted for 65.9% and 12.3%, respectively, of net revenue. For the three months ended March 31, 2001, sales to four customers accounted for 23.7%, 20.8%, 14.4% and 13.5%, respectively, of net revenue. As of March 31, 2002, receivables from four customers accounted for 41.8%, 27.8%, 14.3% and 10.1%, respectively, of the gross accounts receivable balance. As of March 31, 2001, a receivable from one customer accounted for 55.8% of the gross accounts receivable balance.

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

6.    GEOGRAPHIC INFORMATION

The Company operates in one business segment, which is to design, develop and sell integrated circuits and software solutions to the broadband access communications equipment industry. The Company’s net revenue was attributable to the following countries or regions (in thousands):

	For the Three Months Ended March 31,
	2002	2001
	(Unaudited)	(Unaudited)
Asia:
South Korea	$984	$5,245
Taiwan	327	108
Other Asian countries	48	91

	1,359	5,444
United States	2,664	44
Europe	—	1,437

	$4,023	$6,925

Substantially all of the Company’s assets as of March 31, 2002 and December 31, 2001 were located in the United States.

7.    LEGAL PROCEEDINGS

In November 2001, a complaint captioned Richmon v. Integrated Telecom Express, Inc., No. 01-CV-10108 was filed in federal district court for the Southern District of New York, on behalf of a putative class of persons who purchased the Company’s common stock between August 18, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in the Company’s initial public offering of securities and subsequently issued false and misleading analyst reports. The complaint brings claims for violation of several provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 against those underwriters and also against the Company and various of the Company’s present and former officers and directors. Similar lawsuits concerning more than 300 other companies’ initial public offerings have been filed and coordinated as In re Initial Public Offering Securities Litigation, No. 21 MC 92. The Company believes that the claims against the Company are without merit and intend to defend this lawsuit vigorously. While the outcome of these claims is currently not determinable, the Company does not expect that the ultimate costs to resolve these claims will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In addition to the lawsuit mentioned above, from time to time, the Company may become involved in litigation relating to claims arising from its ordinary course of business. The Company is not currently a party to any material legal proceedings of this nature.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included in Item 1 of this report and with the audited financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Overview

We provide integrated circuit and software products to the broadband access communications equipment industry. Our products include integrated circuits, software, production designs, network interface cards, or NICs, and test systems that enable communications equipment manufacturers to provide high-speed, cost-effective asymmetric digital subscriber line, or ADSL, equipment to communications service providers and their customers. Our software includes programs that enable the basic function of our integrated circuits and reference designs, and that provide access to the Internet, permitting equipment utilizing our solutions to communicate with telecommunication service providers’ central office equipment. We were incorporated in California in May 1995 and reincorporated in Delaware in September 1999.

During March and April 2002, our Board of Directors held a total of seven meetings to explore and discuss strategic alternatives. On April 18, 2002, our Board of Directors deemed advisable the liquidation and dissolution of the Company and adopted a Plan of Complete Liquidation and Dissolution. In reaching its decision, the Board considered a number of factors, including our recent financial performance, prevailing economic conditions and the unsuccessful efforts to sell or merge the Company. We expect to submit the Plan of Complete Liquidation and Dissolution to our stockholders for approval at a special meeting of stockholders to be held on a future date set by the Board.* In connection with the proposed liquidation, we expect to liquidate all assets, including our inventories, property and equipment and intellectual property.*

The accompanying unaudited financial statements are presented on a going concern basis and do not reflect the potential impact of the proposed liquidation on the carrying values of our assets and liabilities. Upon the approval of the proposed liquidation by stockholders, we will adopt liquidation accounting in preparation of our financial statements, which will reflect the estimated net realizable value of our net assets and account for expenses necessary to complete the proposed liquidation.* We are currently evaluating the net realizable value of our long-lived assets and expect to record a significant write-down from the current carrying value of these assets in the second quarter of 2002.* Liquidation expenses may include, among others, employee severance and related costs, penalties for terminating facility lease, customer service obligations and legal and accounting fees.*

Results of Operations

Net Revenue.    Net revenue was $4.0 million for the three months ended March 31, 2002, or the current quarter, compared to $6.9 million for the three months ended March 31, 2001, or the comparable quarter. The decrease in revenue for the current quarter was primarily due to continuing decrease in demand of our Apollo products, including Apollo chipsets and Apollo-based NICs, and severe pricing pressure in Asia. Net revenue from Apollo products decreased to $1.4 million in the current quarter from $6.9 million in the comparable quarter. Such decrease was partially offset by $2.6 million of revenue from sales of ADSL line testers, which was first introduced in the fourth quarter of 2001. In connection with the proposed liquidation announced on April 19, 2002, we intend to sell all remaining inventories to our existing customers, and we do not expect to replenish our inventories after the existing inventories are sold.* Therefore, we expect that our quarterly revenue, if any, in the future will be significantly lower than that in the current quarter.*

Cost of Revenue and Gross Margin.    Gross margin was 49% in the current quarter, compared to 19% in the comparable quarter. Gross margin in the current quarter was higher than the historical average primarily due to the introduction of the ADSL line testers, which have higher gross margin than Apollo products. In addition, starting January 2002, we are no longer subject to the payment of minimum royalties as required by the licensing agreement with Alcatel, and royalties incurred for licensed technologies will be based on a percentage of our revenue in accordance with the respective royalty agreements. Minimum royalty under the licensing agreement with Alcatel was $1.5 million for the entire year of 2001, or $375,000 for each quarter in 2001. Furthermore, the gross margin in the comparable quarter was negatively impacted by a charge of $759,000, which was to provide reserve for adverse purchase commitments for our Apollo chipset products at the time. We currently do not have any material non-cancelable purchase commitments for any of our products. As discussed above, we intend to sell all remaining inventories to our existing customers in connection with the proposed liquidation, and we expect that gross margin on future revenue will be significantly lower than that in the current quarter.*

Research and Development.    Research and development expenses were $3.2 million in the current quarter, decreased from $5.5 million in the comparable quarter. The decrease was primarily related to a decrease of $1.4 million in compensation expenses, as well as decreases in non-recurring engineering expenses and consulting fees totaling $660,000, all of which were attributed to the restructuring in the fourth quarter of 2001.

Sales and Marketing.    Sales and marketing expenses were $540,000 in the current quarter, decreased from $1.6 million in the comparable quarter. The decrease was primarily related to a decrease in compensation expenses, including sales commissions, as a result of the decrease in sales volume in the current quarter, as compared to the comparable quarter, and reduction in headcount in 2001.

General and Administrative.    General and administrative expenses were $1.7 million in the current quarter, decreased from $2.0 million in the comparable quarter. The decrease was primarily related to a decrease in compensation expenses, as general and administrative expenses in the comparable quarter included a severance payment to one former executive officer. Additionally, there was a reduction in headcount due to the restructuring in the fourth quarter of 2001.

In connection with the proposed liquidation, we expect to terminate the employment of the majority of our employees by the end of June 2002.* We have not yet finalized the severance arrangements for all employees. However, operating expenses, excluding deferred stock-based compensation, in the second quarter of 2002 are likely to be higher than that in the current quarter primarily due to severance payments.*

Deferred Stock-based Compensation.    We recorded a benefit of $2.1 million from reversals of deferred stock-based compensation expense associated with unvested stock options canceled during the current quarter. In connection with the proposed liquidation and anticipated termination of employees, we expect to record a benefit in the second quarter of 2002 from the reversal of deferred stock-based compensation expense due to cancellation of unvested stock options.*

Interest and Other Income, Net.    Interest and other income, net was $527,000 in the current quarter, decreased from $2.1 million in the comparable quarter. The decrease was primarily due to a significant decrease in interest income, as the aggregate balance of cash and cash equivalents decreased from $136.9 million at March 31, 2001 to $117.6 million at March 31, 2002 and interest rates declined steadily throughout 2001.

Liquidity and Capital Resources

Cash and cash equivalents were $117.6 million as of March 31, 2002, compared to $119.3 million as of December 31, 2001. The net decrease of $1.6 million was primarily due to net cash used in operating activities and payments of capital lease obligations. Net cash used in operating activities in the current quarter was $1.2 million, which was primarily attributable to net loss before non-cash items of $1.8 million and a decrease in accrued liabilities of $2.4 million, partially offset by decreases in accounts receivable of $1.3 million, inventories of $1.2 million and prepaid and other current assets of $342,000.

In connection with the proposed liquidation, we expect to liquidate all assets, including our inventories, property and equipment and intellectual property.* However, we expect that proceeds from sales of property and equipment and intellectual property are likely to be lower than the carrying values of these assets on the balance sheet as of March 31, 2002.* We also expect to incur and pay liquidation expenses, in addition to payments of ongoing operating expenses and settlement of existing and potential obligations.* Liquidation expenses may include, among others, employee severance and related costs, penalties for terminating facility lease, customer service obligations and legal and accounting fees.* As of December 31, 2001, future minimum lease payments for the remaining term of the facility lease of our corporate headquarters totaled approximately $29.8 million. While we cannot currently make a precise estimate of these expenses, we believe that our current cash and cash equivalents will be sufficient to pay for the above expenditures.*

Impact of Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill and other intangible assets having indefinite lives to be reviewed annually for impairment under certain circumstances and written down when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The implementation of SFAS 141 and SFAS 142 did not have a significant impact on our financial condition or results of operations.

In October 2001, the FASB issued Statement of Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supercedes Statement of Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”). However, it retains the fundamental provisions of SFAS 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS 144 develops a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired assets and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations-Reporting the Effects of Disposal of a Division of a Business.” Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The implementation of SFAS 144 did not have a significant impact on our financial condition or results of operations.

RISK FACTORS

You should carefully consider the risks described below and all of the information contained in this report. If any of the following risks actually occur, our plan to liquidate and dissolve could be harmed, and you may lose all or part of your investment in our common stock. In addition, to the extent we continue our operations pending our liquidation and dissolution, we will continue to face the risks described under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2001. If any of those risks actually occur, our business, financial condition and results of operation could be harmed. You should also carefully consider those risks.

We Cannot Assure You of the Amount, If Any, of Any Distribution to Our Stockholders Under the Plan of Complete Liquidation and Dissolution.

Liquidation and dissolution may not create value to our stockholders or result in any remaining capital for distribution to our stockholders. We cannot assure you of the precise nature and amount of any distribution to our stockholders pursuant to our Plan of Complete Liquidation and Dissolution, or the Plan. Uncertainties as to the precise net value of our non-cash assets and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value, if any, ultimately distributable to our stockholders. The actual nature and amount of all distributions will depend in part upon our ability to convert our remaining non-cash assets into cash. We may not be successful in selling our non-cash assets, in which case we may not generate meaningful cash, if any, to return to our stockholders.

The Proceeds from Any Sales of Our Non-cash Assets May Be Less Than Anticipated.

Sales of our non-cash assets will be made on terms approved by our Board of Directors and may be conducted by competitive bidding, public sales or privately negotiated sales. The prices at which we will be able to sell our various non-cash assets will depend largely on factors beyond our control, including, without limitation, the condition of financial markets, the availability of financing to prospective purchasers of the assets, regulatory approvals, public market perceptions, and limitations on transferability of certain non-cash assets. In addition, we may not obtain as high a price for a particular asset as we might secure if we were not in liquidation. Furthermore, many of our non-cash assets, particularly our intellectual property, will decline in value over time, and we may not be able to consummate the sale of these assets in time to generate meaningful value which could be returned to our stockholders.

We May Not Be Able to Settle All of Our Obligations to Creditors.

We have certain current and future obligations to creditors. These include, without limitation, long-term contractual obligations associated with facilities leases and business agreements with customers and other third parties. Among other things, the lease for our principal office has a term expiring in February 2011, and future minimum lease payments for the remaining term of this lease totaled approximately $29.8 million as of December 31, 2001. As part of the wind down process, we will attempt to settle our obligations with our creditors. We may not, however, succeed in doing so. If we cannot reach an agreement with a creditor concerning an obligation, that creditor may choose to bring a lawsuit against us. Any litigation could delay or even prevent us from completing the Plan. Moreover, amounts required to settle our obligations will reduce the amount of remaining capital available for distribution to stockholders.

We Will Continue to Incur Claims, Liabilities and Expenses Which Will Reduce the Amount Available for Distribution to Stockholders.

Claims, liabilities and expenses from operations (such as operating costs, salaries, income taxes, payroll and local taxes, legal and accounting fees and miscellaneous office expenses) will continue to be incurred as we wind down. These expenses will reduce the amount of assets available for ultimate distribution to stockholders. If available cash and amounts received on the sale of non-cash assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute meaningful cash, or any cash at all, to our stockholders.

In November 2001, a complaint captioned Richmon v. Integrated Telecom Express, Inc., No. 01-CV-10108 was filed in federal district court for the Southern District of New York, on behalf of a putative class of persons who purchased our common stock between August 18, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities and subsequently issued false and misleading analyst reports. The complaint brings claims for violation of several provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 against those underwriters and also against us and various of our present and former officers and directors. Similar lawsuits concerning more than 300 other companies’ initial public offerings have been filed and coordinated as In re Initial Public Offering Securities Litigation, No. 21 MC 92. We believe that the claims against us are without merit and intend to defend this lawsuit vigorously. Pendency of this litigation matter can be expected to result in expenses to us and the diversion of management time and other resources, the extent of which cannot be quantified with any reasonable accuracy given the stage of this litigation matter. If these parties are successful in their claims against us, we may be liable for significant damages, which would substantially reduce, or eliminate, amounts available for distribution to our stockholders.

Distribution of Assets, if Any, to Our Stockholders Could Be Delayed.

Although our Board of Directors has not established a firm timetable for distributions to our stockholders, the Board of Directors intends, subject to contingencies inherent in winding down our business, to make such distributions as promptly as practicable. However, we are currently unable to predict the precise timing of any distribution pursuant to our wind down. The timing of distribution will depend on and could be delayed by, among other things, the timing of sales of our non-cash assets, claim settlements with creditors and litigation matter described above. Additionally, a creditor could seek an injunction against the making of distributions to our stockholders on the ground that the amounts to be distributed were needed to provide for the payment of our liabilities and expenses. Any action of this type could delay, substantially diminish, or eliminate the amount available for distribution to our stockholders.

If We Fail to Create an Adequate Contingency Reserve for Payment of Our Expenses and Liabilities, Our Stockholders could be Held Liable for Payment to Our Creditors of Each Such Stockholder’s Pro Rata Share of Amounts Owed to Creditors in Excess of the Contingency Reserve, up to the Amount Actually Distributed to Such Stockholder.

If the Plan is ratified and approved by the stockholders, we will file a Certificate of Dissolution with the State of Delaware dissolving the Company. Pursuant to the Delaware General Corporation Law, we will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets. Under the Delaware General Corporation Law, in the event we fail to create an adequate contingency reserve for payment of our expenses and liabilities during this three-year period, each stockholder could be held liable for payment to our creditors of such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder.

However, the liability of any stockholder would be limited to the amounts previously received by such stockholder from us (and from any liquidating trust or trusts) in the dissolution. Accordingly, in such event a stockholder could be required to return all distributions previously made to such stockholder. In such event, a stockholder could receive nothing from us under the Plan. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. There can be no assurance that the contingency reserve established by us will be adequate to cover any expenses and liabilities.

Our Stock Transfer Books Will Close on the Date We File the Certificate of Dissolution with the Delaware Secretary of State, After Which It Will Not Be Possible for Stockholders to Publicly Trade Our Stock.

We intend to close our stock transfer books and discontinue recording transfers of our common stock at the close of business on the date we file the Certificate of Dissolution with the Delaware Secretary of State. Thereafter, certificates representing our common stock will not be assignable or transferable on our books except by will, intestate succession or operation of law. The proportionate interests of all of our stockholders will be fixed on the basis of their respective stock holdings at the close of business on this date, and, afterwards, any distributions will be made solely to the stockholders of record at the close of business on this date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of any assignments by will, intestate succession or operation of law.

We Do Not Expect to Recognize Material Revenue Following the Announcement of Our Intent to Wind Down.

Except for revenue resulting from the sale of our remaining inventory, we do not expect to recognize much, if any, additional revenue. Furthermore, it may be difficult to collect receivables now that we have announced our intent to wind down.

We Will Continue to Incur the Expenses of Complying With Public Company Reporting Requirements.

We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome. In order to curtail expenses, we intend to, after filing our Certificate of Dissolution, seek relief from the Securities and Exchange Commission from the reporting requirements under the Exchange Act. We anticipate that, if such relief were granted, we would continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the Securities and Exchange Commission might require. However, the Securities and Exchange Commission may not grant any such relief.

If We Fail to Retain the Services of Certain Key Personnel, the Plan May Not Succeed.

The success of the Plan depends in large part upon our ability to retain the services of certain of our current officers. The retention of James Regel, our Chief Executive Officer, and James Williams, our Chief Financial Officer, and certain other qualified personnel is particularly difficult under our current circumstances. Failure to retain these personnel could harm the implementation of the Plan. If we fail to retain these personnel, we will need to hire others to oversee our liquidation and dissolution, which could involve substantial additional compensation expenses, if such other personnel are available at all.

Our Stockholders Could Vote Against the Plan.

Our stockholders could vote against the Plan. If we do not obtain stockholder approval of liquidation and dissolution, we would have to continue our business operations from a difficult position, in light of our announced intent to liquidate and dissolve. Among other things, a substantial majority of our employees will have been terminated, and customer relationships will have been severely strained. Prospective employees, customers and other third parties may refuse to form relationships or conduct business with us if they have no confidence in our future.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no changes in financial market risk as discussed in our Annual Report on Form 10-K for the year ended December 31, 2001.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

In November 2001, a complaint captioned Richmon v. Integrated Telecom Express, Inc., No. 01-CV-10108 was filed in federal district court for the Southern District of New York, on behalf of a putative class of persons who purchased our common stock between August 18, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities and subsequently issued false and misleading analyst reports. The complaint brings claims for violation of several provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 against those underwriters and also against us and various of our present and former officers and directors. Similar lawsuits concerning more than 300 other companies’ initial public offerings have been filed and coordinated as In re Initial Public Offering Securities Litigation, No. 21 MC 92. We believe that the claims against us are without merit and intend to defend this lawsuit vigorously.

In addition to the lawsuit mentioned above, from time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. We are not currently a party to any material legal proceedings of this nature.

Item 6.     Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K

We filed a report on Form 8-K on April 23, 2002, which stated that on April 18, 2002, our Board of Directors deemed advisable the dissolution of the Company and approved a plan of complete liquidation and dissolution for which we will seek stockholder approval.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED TELECOM EXPRESS, INC.

By:	/s/ JAMES WILLIAMS
James Williams Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May15, 2002