Form 10-Q
period 2002-06-30
INTEGRATED TELECOM EXPRESS INC/ CA
filed 2002-08-13
CIK 1116201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The registrant had 42,627,112 shares of common stock outstanding as of August 9, 2002.

INTEGRATED TELECOM EXPRESS, INC.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

INTEGRATED TELECOM EXPRESS, INC.

BALANCE SHEETS
(In Thousands, Except Par Value)
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$112,532	$119,278
Accounts receivable, net of allowance for doubtful accounts of $90 and $141	25	1,515
Inventories, net	52	1,819
Prepaid expenses and other current assets	427	1,084

Total current assets	113,036	123,696
Property and equipment, net	273	8,877
Licenses, net	—	2,903
Other assets	2,660	2,660

Total assets	$115,969	$138,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,463	$2,348
Accrued expenses and other liabilities	648	3,281
Payable for licenses	750	1,250
Current portion of obligations under capital leases	693	1,437

Total current liabilities	3,554	8,316
Long-term liabilities	767	482

Total liabilities	4,321	8,798

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 42,627 and 42,744 shares issued and outstanding	43	42
Additional paid-in capital	216,880	223,726
Deferred stock-based compensation	(5,506)	(9,273)
Notes receivable from stockholders	(70)	(361)
Accumulated deficit	(99,699)	(84,796)

Total stockholders’ equity	111,648	129,338

Total liabilities and stockholders’ equity	$115,969	$138,136

The accompanying notes are an integral part of these financial statements.

INTEGRATED TELECOM EXPRESS, INC.

STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Net revenue	$1,233	$4,303	$5,256	$11,228
Cost of revenue	917	2,625	2,957	8,216

Gross profit	316	1,678	2,299	3,012

Operating expenses:
Research and development	2,886	5,420	6,056	10,964
Sales and marketing	668	1,062	1,208	2,621
General and administrative	2,503	1,896	4,159	3,922
Deferred stock-based compensation	(825)	1,755	(2,892)	4,904
Impairment loss on assets	9,203	1,800	9,203	1,800

Total operating expenses	14,435	11,933	17,734	24,211

Loss from operations	(14,119)	(10,255)	(15,435)	(21,199)

Other income (expenses), net:
Interest income	533	1,537	1,097	3,581
Other, net	(528)	(120)	(565)	(108)

	5	1,417	532	3,473

Net loss	$(14,114)	$(8,838)	$(14,903)	$(17,726)

Basic and diluted net loss per share	$(0.33)	$(0.21)	$(0.35)	$(0.42)

Shares used in computing basic and diluted net loss per share	42,707	42,582	42,697	42,548

The accompanying notes are an integral part of these financial statements.

INTEGRATED TELECOM EXPRESS, INC.

STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(14,903)	$(17,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,618	3,022
Deferred stock-based compensation	(2,892)	4,950
Impairment loss on assets	9,203	1,800
Loss on sales of assets	503	—
Changes in operating assets and liabilities:
Accounts receivable	1,490	3,649
Inventories	1,688	3,602
Prepaid expenses and other current assets	648	200
Other assets	—	(3,599)
Accounts payable	(885)	(3,035)
Accrued expenses and other liabilities	(2,882)	(6,755)

Net cash used in operating activities	(6,412)	(13,892)

Cash flow from investing activities:
Proceeds from sales of assets	418	—
Purchases of property, equipment and licenses	(121)	(6,951)

Net cash provided by (used in) investing activities	297	(6,951)

Cash flows from financing activities:
Principal payments on capital lease obligations	(744)	(484)
Repayment of notes receivable from stockholders	58	—
Proceeds from issuance of common stock, net	55	247

Net cash used in financing activities	(631)	(237)

Net decrease in cash and cash equivalents	(6,746)	(21,080)
Cash and cash equivalents at beginning of period	119,278	149,073

Cash and cash equivalents at end of period	$112,532	$127,993

Supplemental disclosure of non-cash financing activities:
Repurchase of common stock for repayment of notes receivable from stockholders (see Note 3)	$240	$—

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

United Microelectronics Corporation (“UMC”), a public company in Taiwan, directly and indirectly owned 28.4% of the Company’s outstanding common stock at June 30, 2002.

Recent Developments

On April 19, 2002, the Company announced that its Board of Directors deemed advisable the dissolution of the Company and approved a Plan of Complete Liquidation and Dissolution, subject to approval and ratification by the Company’s stockholders at a special meeting that would be held on a future date set by the Board of Directors. In connection with the proposed liquidation, the Company expects to liquidate all assets, including its inventories, property and equipment and intellectual property. In addition, the Company may consider various legal alternatives to liquidating the Company, including bankruptcy under Chapter 7 or Chapter 11 of the federal bankruptcy code.

On June 13, 2002, the Company and Real Communications, Inc. entered into an Asset Purchase Agreement, pursuant to which Real Communications, Inc. agreed to purchase, subject to the terms and conditions of the Asset Purchase Agreement, some of the Company’s assets for a cash purchase price of $1.5 million (the “Asset Sale”). As certain of the Company’s directors and officers may become stockholders of Real Communications, Inc., which may create potential conflicts of interest, the Asset Sale is subject to approval and ratification by the Company’s stockholders. The Asset Sale is also conditioned upon stockholder approval and ratification of the Plan of Complete Liquidation and Dissolution. The assets to be sold to Real Communications, Inc. consist of all of the Company’s intellectual property rights, as well as rights in the Company’s customer information sufficient to permit Real Communications, Inc. to continue to support the Company’s existing customers, rights in the Company’s Etherlink project, and certain related equipment, tools and inventories.

In consideration of the Board of Directors’ decision to liquidate the Company, the Company evaluated the recoverability of its long-lived assets, including property and equipment and licenses, and determined that their carrying values were impaired. Accordingly, the Company recorded an impairment loss of $9.2 million in the second quarter of 2002 to write down these long-lived assets to their estimated current fair values. See further details in Note 5 below.

The accompanying unaudited financial statements are presented on a going concern basis. Upon the approval of the proposed liquidation by stockholders, the Company will adopt liquidation accounting in preparation of its financial statements, which will reflect the estimated net realizable value of its net assets and account for expenses necessary to complete the proposed liquidation. Liquidation expenses may include, among others, employee severance and related costs, penalties for terminating the facility lease, customer service obligations and legal and accounting fees.

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Unaudited Interim Financial Statements

The accompanying unaudited financial statements as of June 30, 2002 and for the three months and the six months ended June 30, 2002 and 2001 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2002, the results of its operations for the three months and the six months ended June 30, 2002 and 2001, and its cash flows for the six months ended June 30, 2002 and 2001. These financial statements and notes thereto are unaudited and should be read in conjunction with the audited financial statements for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K. The balance sheet as of December 31, 2001 was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the three months and the six months ended June 30, 2002 are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 2002. Certain prior period balances have been reclassified to conform to the current period presentation.

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

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In July 2002, the FASB issued Statement of Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 nullifies the guidance of the Emerging Issues Task Force (“EITF”) in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS 146, the FASB acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company expects that the adoption of SFAS 146 will not have any impact on its financial condition or results of operations.

2.    BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items (in thousands):

	June 30, 2002	December 31, 2001
	(Unaudited)
Inventories, net:
Work in progress	$—	$16
Finished goods	52	1,803

	$52	$1,819

Other assets:
Restricted cash	$2,455	$2,455
Other	205	205

	$2,660	$2,660

Accrued expenses and other liabilities:
Compensation and benefits	$396	$925
Customer deposits	87	1,500
Deferred revenue	—	281
Other	165	575

	$648	$3,281

Restricted cash represents a security deposit in the form of a letter of credit as required under the lease agreement for the Company’s corporate headquarters in San Jose, California. The letter of credit is to be maintained until such time the Company has achieved six consecutive quarters of operational profitability.

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

3.    NOTES RECEIVABLE FROM STOCKHOLDERS

Notes receivable from stockholders consisted of full recourse loans to a former executive officer of the Company and a member of the Company’s Board of Directors, who used the loan proceeds to exercise stock options to purchase the Company’s common stock. The aggregate balance of the principal and accrued interest on these loans was $361,000 as of December 31, 2001.

On June 28, 2002, the Company and the director entered into an Agreement to Prepay and Cancel Promissory Notes (the “Agreement”), pursuant to which the loans to the director, including the principal balance of $262,000 and accrued interest of $36,222, were paid in full by a cash payment of $58,222 and a transfer of 150,000 shares of the Company’s common stock from the director to the Company. The 150,000 shares had an aggregate fair market value of $240,000 based on the prevailing trading price of $1.60 per share on the date immediately before the Agreement was executed. Under the terms of the Agreement, the amount of the final settlement will be adjusted to reflect the actual liquidation proceeds if the Company’s stockholders approve the proposed plan of liquidation. If the actual liquidation proceeds are greater than $1.60 per share (the amount used to compute the director’s initial cash payment to satisfy the loans), the Company will pay the director the excess amount. If the liquidation proceeds are less than $1.60 per share, the director will pay the Company the shortfall amount. The settlement amount will be measured at each financial reporting date, and a receivable from or payable to the director will be recorded. Changes in the settlement amount will be recorded as other income or expense.

As of June 30, 2002, the remaining balance of the notes receivable from stockholders was $70,000, which represented the principal and accrued interest of the full recourse loan to a former executive officer of the Company. The loan, which is secured by 21,000 shares of the Company’s common stock, bears interest at three-month LIBOR plus 2%, adjustable on a quarterly basis, and its principal and accrued interest are due in June 2004.

4.    DEFERRED STOCK-BASED COMPENSATION

Deferred stock-based compensation expenses were related to stock options granted to the Company’s employees and consultants under the following functions (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Research and development	$(1,268)	$922	$(2,629)	$2,157
Sales and marketing	(114)	115	(926)	814
General and administrative	557	718	663	1,933

	$(825)	$1,755	$(2,892)	$4,904

For the three months and the six months ended June 30, 2002, the Company recorded a benefit of $825,000 and $2,892,000, respectively, from reversals of deferred stock-based compensation expense associated with unvested stock options canceled during the periods.

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

5.    IMPAIRMENT LOSS ON ASSETS

On April 18, 2002, the Company’s Board of Directors deemed advisable the liquidation and dissolution of the Company and adopted a Plan of Complete Liquidation and Dissolution. In consideration of the Board of Directors’ decision, the Company evaluated the recoverability of its long-lived assets, including property and equipment and licenses, in accordance with SFAS 144 and determined that their carrying values were impaired. Accordingly, the Company recorded an impairment loss of $9.2 million in the second quarter of 2002 to write down these long-lived assets to their estimated current fair values. The Company estimated that the impaired assets had an aggregate fair value of $273,000 as of June 30, 2002. The fair value of these impaired assets was estimated based on the sales price of similar assets that were sold to third parties during the second quarter of 2002, sales proceeds expected to be received from pending sale transactions, or other market value information that was readily available. To the extent that an impaired asset is not transferable and cannot be sold or in cases where the Company is not expecting to locate any buyer, assets were fully written off.

6.    RESTRUCTURING EXPENSES

In November 2001, the Company announced a restructuring program to streamline operations and reduce costs. The restructuring program included a worldwide workforce reduction, restructuring of certain business functions and closure of the facility in Hsin Chu, Taiwan, which was one of the Company’s two research and development facilities. As a result of the workforce reduction, the Company terminated approximately 50 employees worldwide and recorded a charge of $842,000 for severance and fringe benefits in the fourth quarter of 2001, which was paid in full as of June 30, 2002. In connection with the closure of the Hsin Chu facility, the Company recorded a charge of $1,489,000, of which $175,000 was the cost of terminating the office lease and $1,314,000 was the write-off of the facility’s leasehold improvements and other fixed assets. The office lease for the Hsin Chu facility was terminated on March 31, 2002.

The following table summarizes the activities related to accrued restructuring expenses in the fourth quarter of 2001 and in 2002 (in thousands):

	Total Charges	Noncash Charges	Cash Payments in 2001	Balance at December 31, 2001	Cash Payments in 2002	Balance at June 30, 2002
					(Unaudited)	(Unaudited)
Workforce reduction	$842	$—	$(743)	$99	$(99)	$—
Closure of facility	1,489	(1,314)	(175)	—	—	—

	$2,331	$(1,314)	$(918)	$99	$(99)	$—

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

7.    NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the period indicated (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net loss	$(14,114)	$(8,838)	$(14,903)	$(17,726)

Denominator:
Shares used in computing basic and diluted net loss per share	42,707	42,582	42,697	42,548

Basic and diluted net loss per share attributable to common stockholders	$(0.33)	$(0.21)	$(0.35)	$(0.42)

Antidilutive securities including options, warrants, convertible preferred stock and restricted stock rights not included in net loss per share calculation	12,628	13,686	12,628	13,686

8.    CONCENTRATIONS

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents and accounts receivable. Substantially all of the Company’s cash and cash equivalents are currently maintained with two major financial institutions in the United States. The Company limits its cash investments to those that are short-term and low risk. At times, deposits held with banks may exceed federally insured limits.

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

For the three months ended June 30, 2002, sales to five customers accounted for 18.0%, 14.6%, 13.9%, 13.6% and 12.2%, respectively, of net revenue; and for the six months ended June 30, 2002, sales to one customer accounted for 51.2% of net revenue. For the three months ended June 30, 2001, sales to three customers accounted for 26.1%, 12.6% and 10.0%, respectively, of net revenue; and for the six months ended June 30, 2001, sales to two customers accounted for 29.0% and 10.1%, respectively, of net revenue.

As of June 30, 2002, receivables from two customers accounted for 69.9% and 15.2%, respectively, of the gross accounts receivable balance. As of June 30, 2001, receivables from two customers accounted for 48.3% and 35.0%, respectively, of the gross accounts receivable balance.

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

9.    GEOGRAPHIC INFORMATION

The Company operates in one business segment, which is to design, develop and sell integrated circuits and software solutions to the broadband access communications equipment industry. The Company’s net revenue was attributable to the following countries or regions (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Asia:
South Korea	$369	$1,416	$1,353	$6,824
Taiwan	770	353	1,097	436
Other Asian countries	11	135	59	219

	1,150	1,904	2,509	7,479
United States	83	2,399	2,747	2,232
Europe	—	—	—	1,517

	$1,233	$4,303	$5,256	$11,228

Substantially all of the Company’s assets as of June 30, 2002 and December 31, 2001 were located in the United States.

10.    LEGAL PROCEEDINGS

In November 2001, a complaint captioned Richmon v. Integrated Telecom Express, Inc., No. 01-CV-10108 was filed in federal district court for the Southern District of New York, on behalf of a putative class of persons who purchased the Company’s common stock between August 18, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in the Company’s initial public offering of securities and subsequently issued false and misleading analyst reports. The complaint brings claims for violation of several provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 against those underwriters and also against the Company and various of the Company’s present and former officers and directors. Similar lawsuits concerning more than 300 other companies’ initial public offerings have been filed and coordinated as In re Initial Public Offering Securities Litigation, No. 21 MC 92. The defendants have filed motions to dismiss. The Company believes that the claims against the Company are without merit and intend to defend this lawsuit vigorously. While the outcome of these claims is currently not determinable, the Company does not expect that the ultimate costs to resolve these claims will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In addition to the lawsuit mentioned above, from time to time, the Company may become involved in litigation relating to claims arising from its ordinary course of business. The Company is not currently a party to any material legal proceedings of this nature.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report, including without limitation the following discussion, contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to us that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. These forward-looking statements include but are not limited to those statements identified by the words “anticipate”, “believe”, “expect”, “intend”, “will” and similar expressions, as they relate to us or our management.

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

During March and April 2002, our Board of Directors held a total of seven meetings to explore and discuss strategic alternatives. On April 18, 2002, our Board of Directors deemed advisable the liquidation and dissolution of the Company and adopted a Plan of Complete Liquidation and Dissolution, subject to approval and ratification by our stockholders at a special meeting that would be held on a future date set by the Board of Directors. In reaching its decision, the Board of Directors considered a number of factors, including our recent financial performance, prevailing economic conditions and the unsuccessful efforts to sell or merge the Company. In connection with the proposed liquidation, we terminated the majority of our employees during May and June 2002 and retained a limited number of personnel necessary to facilitate the liquidation process. Our headcount was 22 as of June 30, 2002, decreased from 81 prior to the Board of Directors’ decision to liquidate the Company. Furthermore, we expect to liquidate all assets, including our inventories, property and equipment and intellectual property. In addition to the Plan of Complete Liquidation and Dissolution, we may consider various legal alternatives to liquidating the Company, including bankruptcy under Chapter 7 or Chapter 11 of the federal bankruptcy code.

On June 13, 2002, we entered into an Asset Purchase Agreement with Real Communications, Inc., pursuant to which Real Communications, Inc. agreed to purchase, subject to the terms and conditions of the Asset Purchase Agreement, some of our assets for a cash purchase price of $1.5 million (the “Asset Sale”). Some or all of the following individuals may become stockholders of Real Communications, Inc.: Daniel Chen, the Chairman of our Board of Directors, Kenyon Mei, our Chief Operating Officer, and Jow Peng, our Vice President of Business Development. (Real Communications, Inc. and the above mentioned individuals are referred to as “Affiliated Purchasers”). We believe that stockholder approval of the Asset Sale is not required by the Delaware General Corporation Law. Moreover, the members of the Affiliated Purchasers who are on our Board of Directors did not participate in any deliberations of the Board of Directors regarding the proposed Asset Sale, and the proposed Asset Sale was approved by a majority of the non-management, non-affiliated independent directors who have no relationship with the members of the Affiliated Purchasers who are on the Board of Directors. Nevertheless, because of the potential conflicts of interest of the Affiliated Purchasers, we expect to seek, and the terms of the Asset Purchase Agreement provide that the Asset Sale is conditioned upon, stockholder approval. The terms of the Asset Purchase Agreement provide that the Asset Sale is also conditioned upon stockholders approval and ratification of the Plan of Complete Liquidation and Dissolution. The assets to be sold to Real Communications, Inc. consist of all of our intellectual property rights, as well as rights in our customer information sufficient to permit Real

Communications, Inc. to continue to support our existing customers, rights in our Etherlink project, and certain related equipment, tools and inventories.

The accompanying unaudited financial statements are presented on a going concern basis. Upon the approval of the proposed liquidation by stockholders, we will adopt liquidation accounting in preparation of our financial statements, which will reflect the estimated net realizable value of our net assets and account for expenses necessary to complete the proposed liquidation. Liquidation expenses may include, among others, employee severance and related costs, penalties for terminating facility lease, customer service obligations and legal and accounting fees.

Results of Operations

Net Revenue.    Net revenue for the second quarter of 2002 was $1.2 million, decreased by $3.1 million from the second quarter of 2001. Net revenue for the first six months of 2002 was $5.3 million, decreased by $5.9 million from the first six months of 2001. The decrease in net revenue for the second quarter and the first six months of 2002 from the corresponding periods in 2001 was primarily due to continuing decrease in demand for our Apollo products and severe pricing pressure in Asia. In addition, net revenue for the second quarter of 2002 was negatively impacted by our announcement of the proposed liquidation of the Company on April 19, 2002. Since we announced the proposed liquidation, we have focused on liquidating all remaining inventories by selling them to existing customers at prices lower than that prior to the announcement, resulting in a further decline in the average selling price of our Apollo products compared to prior quarters. The decrease in net revenue for the first six months of 2002 was partially offset by $2.7 million of revenue from sales of ADSL line testers, which were first introduced in the fourth quarter of 2001. We currently expect to complete the sale of the remaining inventories before the end of the third quarter of 2002, and we expect that net revenue, if any, for the third quarter of 2002 will be substantially lower than that for the second quarter of 2002.

Cost of Revenue and Gross Margin.    Gross margin was 26% in the second quarter of 2002, compared to 39% in the second quarter of 2001. The decrease in gross margin was primarily attributable to the negative factors described above, including the severe pricing pressure in Asia and the further reduction in the average selling price subsequent to our announcement of the proposed liquidation. Such decrease was partially offset by sales of inventories, which were previously written off, with a total sales price of approximately $240,000. As these inventories had been written off and had no carrying value, the entire sales proceeds of these inventories contributed to the gross profit for the second quarter of 2002.

Gross margin was 44% in the first six months of 2002, compared to 27% in the first six months of 2001. The improvement in the gross margin was primarily due to the introduction of the ADSL line testers, which have higher gross margin than Apollo products. In addition, starting January 2002, we are no longer subject to the payment of minimum royalties as required by the licensing agreement with Alcatel, and royalties incurred for licensed technologies will be based on a percentage of our revenue in accordance with the respective royalty agreements. Minimum royalty under the licensing agreement with Alcatel was $1.5 million for the entire year of 2001, or $750,000 for the first six months in 2001, as compared to royalties incurred for the first six months of 2002 in the total of $153,000. Furthermore, during the first quarter of 2001, we recorded a charge of $759,000, which was to provide reserve for adverse purchase commitments for our Apollo chipset products at the time. No such provision was necessary in the first six months of 2002.

Research and Development.    Research and development expenses were $2.9 million for the second quarter of 2002 and $6.1 million for the first six months of 2002, decreased from $5.4 million and $11.0 million for the corresponding periods in 2001. The decrease was primarily attributable to the restructuring in the fourth quarter of 2001 and the termination of substantially all research and development personnel and related activities subsequent to the Board of Directors’ decision to liquidate the Company on April 18, 2002.

Comparing the second quarter of 2002 to the same period in 2001, compensation expenses, excluding severance, decreased by $1.1 million, professional fees and non-recurring engineering expenses decreased by $719,000 in total, and depreciation and facility expenses decreased by $1.0 million in total. Comparing the first six months of 2002 to the same period in 2001, compensation expenses, excluding severance, decreased by $2.5 million, professional fees and non-recurring expenses decreased by $1.3 million in total, and depreciation and facility expenses decreased by $1.1 million in total. In addition, during the second quarter of 2002, we settled a claim by a vendor in an amount which was $475,000 less than the accrual originally set up for that purpose. The decrease in expenses described above was partially offset by severance expense of $1.1 million related to employees terminated in the second quarter of 2002.

Sales and Marketing.    Sales and marketing expenses were $668,000 for the second quarter of 2002 and $1.2 million for the first six months of 2002, decreased from $1.1 million and $2.6 million for the corresponding periods in 2001. The decrease was primarily attributable to the decline in sales volume in 2002 compared to 2001 and the termination of the majority of the sales personnel and sales and marketing activities subsequent to the Board of Directors’ decision to liquidate the Company on April 18, 2002.

Comparing the second quarter of 2002 to the same period in 2001, compensation expenses, excluding severance, decreased by $181,000, travel, promotion and tradeshow related expenses decreased by $202,000 in total, and depreciation and facility expenses decreased by $145,000 in total. Comparing the first six months of 2002 to the same period in 2001, compensation expenses, excluding severance, decreased by $973,000, travel, promotion and tradeshow related expenses decreased by $256,000 in total, and depreciation and facility expenses decreased by $199,000 in total. The decrease in expenses described above was partially offset by severance expense of $195,000 related to employees terminated in the second quarter of 2002.

General and Administrative.    General and administrative expenses were $2.5 million for the second quarter of 2002, increased from $1.9 million for the same period in 2001. The increase was partly due to an increase in compensation expenses of $253,000 primarily related to the hiring of the new chief executive officer and the implementation of the executive bonus program, both of which were not in place until September 2001. The balance of the increase was due to an increase in professional fees of $320,000 for legal and investment banking services performed in conjunction with our efforts to identify and evaluate various strategic alternatives.

General and administrative expenses were $4.2 million for the first six months of 2002, increased from $3.9 million for the same period in 2001. The increase was primarily due to an increase in professional fees of $359,000 for legal and investment banking services performed in conjunction with our efforts to identify and evaluate various strategic alternatives, partially offset by a decrease in compensation expenses of $116,000, which was related to a severance payment to a former executive officer in the first quarter of 2001.

We currently expect that total operating expenses, excluding deferred stock-based compensation, will decrease from the current level, as we have terminated the majority of our personnel and our activities are limited primarily to selling any of our remaining assets, preparing for the special meeting of stockholders and preparing to make distributions to our stockholders.

Deferred Stock-based Compensation.    For the second quarter and the first six months of 2002, we recorded a benefit of $825,000 and $2.9 million, respectively, from reversals of deferred stock-based compensation expense associated with unvested stock options canceled during the periods.

Impairment Loss on Assets.    In consideration of the Board of Directors’ decision to liquidate the Company, we determined that the carrying values of our long-lived assets, including property and equipment and licenses, were impaired. Accordingly, we recorded an impairment loss of $9.2 million in the second quarter of 2002 to reflect the write-down of these assets to their estimated current fair values. During the second quarter of 2001, we recorded an impairment loss of $1.8 million, as we discontinued certain research and development projects and determined that license fees and prepaid royalties related to the licensed technologies used in these projects were impaired.

Other Income (Expenses), Net.    Other income (expenses), net, for the second quarter and the first six months of 2002 decreased from the corresponding periods in 2001. The decrease was primarily due to a significant decrease in interest income, as the aggregate balance of cash and cash equivalents decreased from $128.0 million at June 30, 2001 to $112.5 million at June 30, 2002 and interest rates declined steadily throughout 2001 and 2002. In addition, we recorded a loss on sales of assets of $503,000 related to computer and testing equipment sold during the second quarter of 2002.

Liquidity and Capital Resources

Cash and cash equivalents were $112.5 million as of June 30, 2002, compared to $119.3 million as of December 31, 2001. Net cash used in operating activities in the first six months of 2002 was $6.4 million, which was primarily attributable to net loss before non-cash items of $6.5 million and a decrease in accounts payable and accrued liabilities of $3.8 million in total, partially offset by decreases in accounts receivable of $1.5 million, inventories of $1.7 million and prepaid and other current assets of $648,000.

Proceeds from sales of assets in the first six months of 2002 were related to sales of computer and testing equipment subsequent to our Board of Directors’ decision to liquidate the Company on April 18, 2002. We currently estimate that proceeds from future sales of the remaining assets, including intellectual property and equipment, approximate $1.6 million, which is principally related to the proposed Asset Sale to be approved by our stockholders. If the proposed Asset Sale is not approved by our stockholders, there can be no assurance that we will receive an offer to purchase the remaining assets at a price comparable to the price offered by the Asset Sale, and there can be no assurance that the remaining assets can be sold at all.

The outstanding balance of capital lease obligations at June 30, 2002 was $693,000, which is expected to be paid in full as of December 31, 2002.

In connection with the proposed liquidation, we expect to liquidate all of the remaining assets, including our inventories, property and equipment and intellectual property. We also expect to incur and pay liquidation expenses, in addition to payments of ongoing operating expenses and settlement of existing and potential obligations. Liquidation expenses may include, among others, employee severance and related costs, penalties for terminating facility lease, customer service obligations and legal and accounting fees. As of December 31, 2001, future minimum lease payments for the remaining term of the facility lease of our corporate headquarters totaled approximately $29.8 million. While we cannot currently make a precise estimate of these expenses, we believe that our current cash and cash equivalents, together with proceeds from future sales of the remaining assets, will be sufficient to pay for the above expenditures.

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

In July 2002, the FASB issued Statement of Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 nullifies the guidance of the Emerging Issues Task Force (“EITF”) in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS 146, the FASB acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We expect that the adoption of SFAS 146 will not have any impact on our financial condition or results of operations.

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

WE CANNOT ASSURE YOU OF THE AMOUNT, IF ANY, OF ANY DISTRIBUTION TO OUR STOCKHOLDERS UNDER THE PLAN OF COMPLETE LIQUIDATION AND DISSOLUTION.

Liquidation and dissolution may not create value to our stockholders or result in any remaining capital for distribution to our stockholders. We cannot assure you of the precise nature and amount of any distribution to our stockholders pursuant to our Plan of Complete Liquidation and Dissolution, or the Plan. Uncertainties as to the precise net value of our non-cash assets and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value, if any, ultimately distributable to our stockholders. The aggregate net value, if any, ultimately distributable to you under the Plan may be lower or higher than the amount you would receive if you sold your shares of our common stock prior to the time we file the Certificate of Dissolution with the Delaware Secretary of State. The actual nature and amount of all distributions will depend in part upon our ability to convert our remaining non-cash assets into cash. We may not be successful in selling our non-cash assets, in which case we may not generate meaningful cash, if any, to return to our stockholders.

THE PROCEEDS FROM ANY SALES OF OUR NON-CASH ASSETS MAY BE LESS THAN ANTICIPATED.

Sales of our non-cash assets will be made on terms approved by our Board of Directors and may be conducted by competitive bidding, public sales or privately negotiated sales. The prices at which we will be able to sell our various non-cash assets will depend largely on factors beyond our control, including, without limitation, the condition of financial markets, the availability of financing to prospective purchasers of the assets, regulatory approvals, public market perceptions, and limitations on transferability of certain non-cash assets. In addition, we may not obtain as high a price for a particular asset as we might secure if we were not in liquidation. Furthermore, many of our non-cash assets, particularly our intellectual property, will decline in value over time, and we may not be able to consummate the sale of these assets in time to generate meaningful value, which could be returned to our stockholders.

WE MAY NOT BE ABLE TO SETTLE ALL OF OUR OBLIGATIONS TO CREDITORS.

We have certain current and future obligations to creditors. These include, without limitation, long-term contractual obligations associated with facilities leases and business agreements with customers and other third parties. Among other things, the lease for our principal office has a term expiring in February 2011, and future minimum lease payments for the remaining term of this lease totaled approximately $29.8 million as of December 31, 2001. As part of the wind down process, we will attempt to settle our obligations with our creditors and are currently exploring all our options in this regard. We may not, however, succeed in doing so. If we cannot reach an agreement with a creditor concerning an obligation, that creditor may choose to bring a lawsuit against us. Any litigation could delay or even prevent us from completing the Plan. Moreover, amounts required to settle our obligations will reduce the amount of remaining capital available for distribution to stockholders.

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

In November 2001, a complaint captioned Richmon v. Integrated Telecom Express, Inc., No. 01-CV-10108 was filed in federal district court for the Southern District of New York, on behalf of a putative class of persons who purchased our common stock between August 18, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities and subsequently issued false and misleading analyst reports. The complaint brings claims for violation of several provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 against those underwriters and also against us and various of our present and former officers and directors. Similar lawsuits concerning more than 300 other companies’ initial public offerings have been filed and coordinated as In re Initial Public Offering Securities Litigation, No. 21 MC 92. The defendants have filed motions to dismiss. We believe that the claims against us are without merit and intend to defend this lawsuit vigorously. Pendency of this litigation matter can be expected to result in expenses to us and the diversion of management time and other resources, the extent of which cannot be quantified with any reasonable accuracy given the stage of this litigation matter. If these parties are successful in their claims against us, we may be liable for significant damages, which would substantially reduce, or eliminate, amounts available for distribution to our stockholders.

DISTRIBUTION OF ASSETS, IF ANY, TO OUR STOCKHOLDERS COULD BE DELAYED.

Although our Board of Directors has not established a firm timetable for distributions to our stockholders, the Board of Directors intends, subject to contingencies inherent in winding down our business, to make such distributions as promptly as practicable. However, we are currently unable to predict the precise timing of any distribution pursuant to our wind down. The timing of distribution will depend on and could be delayed by, among other things, the timing of sales of our non-cash assets, claim settlements with creditors and the litigation matter described above. Additionally, a creditor could seek an injunction against the making of distributions to our stockholders on the ground that the amounts to be distributed were needed to provide for the payment of our liabilities and expenses. Additionally, we could seek protection from creditors under the federal bankruptcy code. Any action of this type could delay or substantially diminish, or eliminate, the amount available for distribution to our stockholders.

IF WE FAIL TO CREATE AN ADEQUATE CONTINGENCY RESERVE FOR PAYMENT OF OUR EXPENSES AND LIABILITIES, OUR STOCKHOLDERS COULD BE HELD LIABLE FOR PAYMENT TO OUR CREDITORS OF EACH SUCH STOCKHOLDER’S PRO RATA SHARE OF AMOUNTS OWED TO THE CREDITORS IN EXCESS OF THE CONTINGENCY RESERVE, UP TO THE AMOUNT ACTUALLY DISTRIBUTED TO SUCH STOCKHOLDER.

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

We intend to close our stock transfer books and discontinue recording transfers of our common stock at the close of business on the date we file the Certificate of Dissolution with the Delaware Secretary of State. After this date, certificates representing our common stock shall not be assignable or transferable on our books except by will, intestate succession or operation of law. The proportionate interests of all of our stockholders shall be fixed on the basis of their respective stock holdings at the close of business on this date, and, afterwards, any distributions made by us shall be made solely to the stockholders of record at the close of business on this date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of any assignments by will, intestate succession or operation of law.

WE DO NOT EXPECT TO RECOGNIZE MUCH REVENUE FOLLOWING THE ANNOUNCEMENT OF OUR INTENT TO WIND DOWN.

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

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

In November 2001, a complaint captioned Richmon v. Integrated Telecom Express, Inc., No. 01-CV-10108 was filed in federal district court for the Southern District of New York, on behalf of a putative class of persons who purchased our common stock between August 18, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities and subsequently issued false and misleading analyst reports. The complaint brings claims for violation of several provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 against those underwriters and also against us and various of our present and former officers and directors. Similar lawsuits concerning more than 300 other companies’ initial public offerings have been filed and coordinated as In re Initial Public Offering Securities Litigation, No. 21 MC 92. The defendants have filed motions to dismiss. We believe that the claims against us are without merit and intend to defend this lawsuit vigorously.

In addition to the lawsuit mentioned above, from time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. We are not currently a party to any material legal proceedings of this nature.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number	Description

10.48	James G. Regel Amended and Restated Employment Agreement, dated May 16, 2002, between the Registrant and James G. Regel.

10.49	James E. Williams Amended and Restated Employment Agreement, dated May 16, 2002, between the Registrant and James E. Williams.

10.50	Addendum to Offer Letter, dated June 12, 2002, between the Registrant and Kenyon Mei.

10.51	Addendum to Offer Letter, dated June 14, 2002, between the Registrant and James Stair.

10.52	Asset Purchase Agreement, dated June 13, 2002, between the Registrant and Real Communications, Inc.

99.1	Certification of Chief Executive Officer and Chief Financial Officer.

(b)  Reports on Form 8-K

We filed Form 8-K dated April 19, 2002 with the Securities and Exchange Commission in connection with our Board of Directors’ approval of the Plan of Complete Liquidation and Dissolution of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED TELECOM EXPRESS, INC.

By:	/s/ JAMES WILLIAMS
James Williams
Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 13, 2002