Form 10-Q
period 2002-09-30
INTEGRATED TELECOM EXPRESS INC/ CA
filed 2002-11-14
CIK 1116201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File No. 000-31259

INTEGRATED TELECOM EXPRESS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0403748
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10121 Miller Avenue, Suite 202 Cupertino, California	95014
(Address of principal executive offices)	(Zip Code)

(408) 257-3243
(Registrant’s telephone number, including area code)

Former address: 400 Race Street, San Jose, California 95126
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The registrant had 42,627,112 shares of common stock outstanding as of November 7, 2002.

INTEGRATED TELECOM EXPRESS, INC.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

INTEGRATED TELECOM EXPRESS, INC.

BALANCE SHEETS
(In Thousands, Except Par Value)
(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$107,654	$119,278
Accounts receivable, net of allowance for doubtful accounts of $80 and $141	—	1,515
Inventories, net	244	1,819
Prepaid expenses and other current assets	1,338	1,084

Total current assets	109,236	123,696
Property and equipment, net	188	8,877
Licenses, net	—	2,903
Other assets	2,660	2,660

Total assets	$112,084	$138,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$294	$2,348
Accrued expenses and other liabilities	316	3,281
Payable for licenses	—	1,250
Current portion of obligations under capital leases	693	1,437

Total current liabilities	1,303	8,316
Deferred rent liability	909	482

Total liabilities	2,212	8,798

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 42,627 and 42,744 shares issued and outstanding	43	42
Additional paid-in capital	216,289	223,726
Deferred stock-based compensation	(4,351)	(9,273)
Notes receivable from stockholders	(72)	(361)
Accumulated deficit	(102,037)	(84,796)

Total stockholders’ equity	109,872	129,338

Total liabilities and stockholders’ equity	$112,084	$138,136

The accompanying notes are an integral part of these financial statements.

INTEGRATED TELECOM EXPRESS, INC.

STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Net revenue	$313	$3,234	$5,569	$14,462
Cost of revenue	29	2,398	2,986	10,614

Gross profit	284	836	2,583	3,848

Operating expenses:
Research and development	142	5,809	6,198	16,772
Sales and marketing	369	965	1,577	3,586
General and administrative	2,127	1,934	6,286	5,856
Deferred stock-based compensation	564	148	(2,328)	5,052
Impairment loss on assets	—	—	9,203	1,800

Total operating expenses	3,202	8,856	20,936	33,066

Loss from operations	(2,918)	(8,020)	(18,353)	(29,218)

Other income (expenses), net:
Interest income	506	1,147	1,603	4,728
Other, net	74	(54)	(491)	(162)

	580	1,093	1,112	4,566

Net loss	$(2,338)	$(6,927)	$(17,241)	$(24,652)

Basic and diluted net loss per share	$(0.05)	$(0.16)	$(0.40)	$(0.58)

Shares used in computing basic and diluted net loss per share	42,590	42,630	42,661	42,575

The accompanying notes are an integral part of these financial statements.

INTEGRATED TELECOM EXPRESS, INC.

STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(17,241)	$(24,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,625	4,646
Deferred stock-based compensation	(2,328)	5,057
Impairment loss on assets	9,203	1,800
Loss on sales of assets	431	—
Changes in operating assets and liabilities:
Accounts receivable	1,515	4,340
Inventories	1,496	4,459
Prepaid expenses and other current assets	(265)	1,294
Other assets	—	(3,503)
Accounts payable	(2,054)	(3,857)
Accrued expenses and other liabilities	(3,819)	(5,980)

Net cash used in operating activities	(11,437)	(16,396)

Cash flow from investing activities:
Proceeds from sales of assets	565	—
Purchases of property, equipment and licenses	(121)	(7,450)

Net cash provided by (used in) investing activities	444	(7,450)

Cash flows from financing activities:
Principal payments on capital lease obligations	(744)	(875)
Repayment of notes receivable from stockholders	58	—
Proceeds from issuance of common stock, net	55	312

Net cash used in financing activities	(631)	(563)

Net decrease in cash and cash equivalents	(11,624)	(24,409)
Cash and cash equivalents at beginning of period	119,278	149,073

Cash and cash equivalents at end of period	$107,654	$124,664

Supplemental disclosure of non-cash financing activities:
Repurchase of common stock for repayment of notes receivable from stockholders (see Note 3)	$240	$177

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

United Microelectronics Corporation (“UMC”), a public company in Taiwan, directly and indirectly owned 28.4% of the Company’s outstanding common stock at September 30, 2002.

Recent Developments

On April 19, 2002, the Company announced that its Board of Directors deemed advisable the liquidation and dissolution of the Company and adopted a Plan of Complete Liquidation and Dissolution, subject to stockholder approval and ratification. In connection with the proposed liquidation, the Company expects to liquidate all assets, including its inventories, property and equipment and intellectual property.

On October 8, 2002, prior to seeking stockholder approval and ratification of the Plan of Complete Liquidation and Dissolution, the Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware under Case No. 02-12945 (PJW), or the Bankruptcy Case. Pursuant to sections 1107(a) and 1108 of the Bankruptcy Code, the Company is continuing to operate its business and manage its property as a debtor in possession subject to the jurisdiction of the Bankruptcy Court. In the Bankruptcy Case, the Company has proposed a plan to liquidate and dissolve the Company, or the Chapter 11 Plan. The Chapter 11 Plan is subject to approval by eligible voting parties, including unsecured creditors and stockholders of the Company, and confirmation by the Bankruptcy Court. The Company’s Board of Directors chose to pursue the previously announced plan to liquidate and dissolve the Company under the protection of the Bankruptcy Code for a variety of reasons, which the Board of Directors believe would enable the Company to maximize the amount of capital to be returned to its stockholders and expedite the distribution of cash to its stockholders. Accordingly, the Company is not pursuing the Plan of Complete Liquidation and Dissolution formulated prior to the Bankruptcy Case, but is rather pursuing a liquidation under the Bankruptcy Code pursuant to the Chapter 11 Plan.

In conjunction with its bankruptcy filing, the Company has requested various types of relief, among which the Company seeks authority to reject the facility lease for its former corporate office in San Jose, California, effective October 31, 2002. The Company believes that it does not require the use of the entire facility, which has approximately 48,144 square feet, while it winds down its operations. The Company has relocated and, with approval of the Bankruptcy Court, entered into a one-year lease for its new corporate office consisting of approximately 3,558 square feet. The new lease commenced on November 1, 2002.

On October 28, 2002, the landlord of the Company’s former corporate office filed a motion with the Bankruptcy Court to seek dismissal of the Bankruptcy Case. The Company anticipates that the Bankruptcy Court will hear the landlord’s motion to dismiss the Bankruptcy Case and the Company’s motion to reject the facility lease for its former corporate office in January 2003.

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

As a consequence of the bankruptcy filing, all pending claims and litigation against the Company are stayed automatically in accordance with the Bankruptcy Code. Absent further order of the Bankruptcy Court, no party may take any action to recover any pre-petition claims, enforce any lien against or obtain possession of any property from the Company. Bar dates for filing proof of claim against the Company have been set for December 31, 2002 for all creditors other than governmental units and April 7, 2003 for governmental units.

In conjunction with its bankruptcy filing, the Company has also filed a motion, or the Bid Procedures Motion, with the Bankruptcy Court to establish bidding procedures for the sale of the Company’s assets. The Bankruptcy Court approved the Bid Procedures Motion on October 30, 2002. Prior to its bankruptcy filing, on June 13, 2002 the Company and Real Communications, Inc., a company of which certain of the Company’s directors and officers may become stockholders, entered into an Asset Purchase Agreement pursuant to which Real Communications, Inc. agreed to purchase some of the Company’s assets for a cash purchase price of $1.5 million, subject to the terms and conditions of the Asset Purchase Agreement. The assets to be sold to Real Communications, Inc. consist of all of the Company’s intellectual property rights, as well as rights in the Company’s customer information sufficient to permit Real Communications, Inc. to continue to support the Company’s existing customers, rights in the Company’s Etherlink project, and certain related equipment, tools and inventories.

The assets subject to bidding procedures under the Bankruptcy Case include those assets pertaining to the Asset Purchase Agreement with Real Communications, Inc. While the Company believes that it has secured the highest and best offer from Real Communications, Inc., the bidding procedures approved by the Bankruptcy Court are designed to ensure that the Company has received the highest and best offer for such assets and that the successful bidder will obtain the protections of the Bankruptcy Code as a good faith purchaser. The Bankruptcy Court has scheduled a hearing on the proposed sale of assets on November 15, 2002. Eligible parties under the Bankruptcy Case, however, may seek to delay such hearing to allow additional time to evaluate the proposed asset sale. Bankruptcy Court approval of the proposed sale of assets will substitute for the Company’s original plan to obtain stockholder approval and ratification of the transaction with Real Communications, Inc.

On October 17, 2002, the Company’s common stock listing was transferred from the Nasdaq National Market to the OTC Bulletin Board, and the stock symbol under the OTC Bulletin Board is “ITXIQ”.

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

Financial Statement Presentation

The accompanying unaudited financial statements as of September 30, 2002 and for the three months and the nine months ended September 30, 2002 and 2001 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2002, the results of its operations for the three months and the nine months ended September 30, 2002 and 2001, and its cash flows for the nine months ended September 30, 2002 and 2001. These financial statements and notes thereto are unaudited and should be read in conjunction with the audited financial statements for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K. The balance sheet as of December 31, 2001 was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the three months and the nine months ended September 30, 2002 are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 2002. Certain prior period balances have been reclassified to conform to the current period presentation.

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The accompanying unaudited financial statements are presented on a going concern basis. Effective October 8, 2002, the date of the bankruptcy filing, the Company adopted the liquidation basis of accounting, and future financial statements will be prepared in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” The liquidation basis of accounting requires the Company to accrue an estimate for all liabilities related to expenses to be incurred during the wind down period. In addition, assets are stated at their estimated net realizable value, and liabilities are stated at their anticipated settlement amounts. Accordingly, the accompanying unaudited financial statements do not reflect any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a result of the bankruptcy filing.

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

2.    BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items (in thousands):

	September 30, 2002	December 31, 2001
	(Unaudited)
Inventories, net:
Work in progress	$148	$16
Finished goods	96	1,803

	$244	$1,819

Prepaid expenses and other current assets:
Prepaid insurance expense	$948	$363
Prepaid rent expense	222	213
Other	168	508

	$1,338	$1,084

Other assets:
Restricted cash	$2,455	$2,455
Other	205	205

	$2,660	$2,660

Accrued expenses and other liabilities:
Customer deposits	$170	$1,500
Compensation and benefits	—	925
Deferred revenue	—	281
Other	146	575

	$316	$3,281

Restricted cash represents a security deposit in the form of a letter of credit as required under the lease agreement for the Company’s former corporate headquarters in San Jose, California. The letter of credit is to be maintained until such time the Company has achieved six consecutive quarters of operational profitability.

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

On June 28, 2002, the Company and the director entered into an Agreement to Prepay and Cancel Promissory Notes (the “Agreement”), pursuant to which the loans to the director, including the principal balance of $262,000 and accrued interest of $36,222, were paid in full by a cash payment of $58,222 and a transfer of 150,000 shares of the Company’s common stock from the director to the Company. The 150,000 shares had an aggregate fair market value of $240,000 based on the prevailing trading price of $1.60 per share on the date immediately before the Agreement was executed. Under the terms of the Agreement, the amount of the final settlement will be adjusted to reflect the actual liquidation proceeds when the Company completes its distribution of assets pursuant to the liquidation plan. If the actual liquidation proceeds are greater than $1.60 per share (the amount used to compute the director’s initial cash payment to satisfy the loans), the Company will pay the director the excess amount. If the liquidation proceeds are less than $1.60 per share, the director will pay the Company the shortfall amount. The settlement amount will be measured at each financial reporting date, and a receivable from or payable to the director will be recorded. Changes in the settlement amount will be recorded as other income or expense. As of September 30, 2002, the Company recorded a receivable of $21,000 from the director based on the prevailing trading price of $1.46 per share.

As of September 30, 2002, the remaining balance of the notes receivable from stockholders was $72,000, which represented the principal and accrued interest of the full recourse loan to a former executive officer of the Company. The loan, which is secured by 21,000 shares of the Company’s common stock, bears interest at three-month LIBOR plus 2%, adjustable on a quarterly basis, and its principal and accrued interest are due in June 2004.

4.    DEFERRED STOCK-BASED COMPENSATION

Deferred stock-based compensation expenses were related to stock options granted to the Company’s employees and consultants under the following functions (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Research and development	$103	$(750)	$(2,526)	$1,407
Sales and marketing	48	285	(878)	1,099
General and administrative	413	613	1,076	2,546

	$564	$148	$(2,328)	$5,052

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

The following table summarizes the activities related to accrued restructuring expenses in the fourth quarter of 2001 and in 2002 (in thousands):

	Total Charges	Noncash Charges	Cash Payments in 2001	Balance at December 31, 2001	Cash Payments in 2002	Balance at September 30, 2002
					(Unaudited)	(Unaudited)
Workforce reduction	$842	$—	$(743)	$99	$(99)	$—
Closure of facility	1,489	(1,314)	(175)	—	—	—

	$2,331	$(1,314)	$(918)	$99	$(99)	$—

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

7.    NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the period indicated (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net loss	$(2,338)	$(6,927)	$(17,241)	$(24,652)

Denominator:
Shares used in computing basic and diluted net loss per share	42,590	42,630	42,661	42,575

Basic and diluted net loss per share attributable to common stockholders	$(0.05)	$(0.16)	$(0.40)	$(0.58)

Antidilutive securities including options, warrants, convertible preferred stock and restricted stock rights not included in net loss per share calculation	11,397	16,100	11,397	16,100

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

For the three months ended September 30, 2002, sales to two customers accounted for 51.5% and 38.3%, respectively, of net revenue; and for the nine months ended September 30, 2002, sales to one customer accounted for 48.3% of net revenue. For the three months ended September 30, 2001, sales to three customers accounted for 58.3%, 12.6% and 11.6%, respectively, of net revenue; and for the nine months ended September 30, 2001, sales to two customers accounted for 38.3% and 11.9%, respectively, of net revenue.

As of September 30, 2002, a receivable from one customer accounted for 100% of the gross receivable balance. As of September 30, 2001, receivables from three customers accounted for 54.2%, 29.3% and 10.3%, respectively, of the gross accounts receivable balance.

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

9.    GEOGRAPHIC INFORMATION

The Company operates in one business segment, which is to design, develop and sell integrated circuits and software solutions to the broadband access communications equipment industry. The Company’s net revenue was attributable to the following countries or regions (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Asia:
South Korea	$—	$946	$1,353	$7,741
Taiwan	168	386	1,265	829
Other Asian countries	—	8	59	225

	168	1,340	2,677	8,795
United States	145	1,886	2,892	4,154
Europe	—	8	—	1,513

	$313	$3,234	$5,569	$14,462

Substantially all of the Company’s assets as of September 30, 2002 and December 31, 2001 were located in the United States.

10.    LEGAL PROCEEDINGS

In November 2001, a complaint captioned Richmon v. Integrated Telecom Express, Inc., No. 01-CV-10108 was filed in federal district court for the Southern District of New York, on behalf of a putative class of persons who purchased the Company’s common stock between August 18, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in the Company’s initial public offering of securities and subsequently issued false and misleading analyst reports. The complaint brings claims for violation of several provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 against those underwriters and also against the Company and various of the Company’s present and former officers and directors. Similar lawsuits concerning more than 300 other companies’ initial public offerings have been filed and coordinated as In re Initial Public Offering Securities Litigation, No. 21 MC 92. The defendants have filed motions to dismiss. The Company believes that the claims against the Company are without merit and intend to defend this lawsuit vigorously. While the outcome of these claims is currently not determinable, the Company expects to resolve these claims through its Bankruptcy Case.

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

During March and April 2002, our Board of Directors held a total of seven meetings to explore and discuss strategic alternatives. On April 18, 2002, our Board of Directors deemed advisable the liquidation and dissolution of the Company and adopted a Plan of Complete Liquidation and Dissolution, subject to stockholder approval and ratification. In reaching its decision, our Board of Directors considered a number of factors, including our financial performance, prevailing economic conditions and the unsuccessful efforts to sell or merge the Company.

In connection with the proposed liquidation announced in April 2002, we terminated the majority of our employees and retained a limited number of personnel necessary to facilitate the liquidation process. As of September 30, 2002, our total headcount was 15, decreased from 81 prior to our Board of Directors’ decision to liquidate the Company. Furthermore, we expect to liquidate all assets, including our inventories, property and equipment and intellectual property.

On October 8, 2002, prior to seeking stockholder approval and ratification of the Plan of Complete Liquidation and Dissolution, we filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware under Case No. 02-12945 (PJW), or the Bankruptcy Case. Pursuant to sections 1107(a) and 1108 of the Bankruptcy Code, we are continuing to operate our business and manage our property as a debtor in possession subject to the jurisdiction of the Bankruptcy Court. In the Bankruptcy Case, we have proposed a plan to liquidate and dissolve the Company, or the Chapter 11 Plan. The Chapter 11 Plan is subject to approval by eligible voting parties, including unsecured creditors and stockholders of the Company, and confirmation by the Bankruptcy Court. After careful deliberation, our Board of Directors chose to pursue the previously announced plan to liquidate and dissolve the Company under the protection of the Bankruptcy Code for a variety of reasons, which our Board of Directors believe would enable us to maximize the amount of capital to be returned to our stockholders and expedite the distribution of cash to our stockholders. Accordingly, we are not pursuing the Plan of Complete Liquidation and Dissolution formulated prior to the Bankruptcy Case, but are rather pursuing a liquidation under the Bankruptcy Code pursuant to the Chapter 11 Plan.

In conjunction with our bankruptcy filing, we have requested various types of relief, among which we seek authority to reject the facility lease for our former corporate office in San Jose, California, effective October 31, 2002. We believe that we do not require the use of the entire facility, which has approximately 48,144 square feet, while we wind down our operations. We have relocated and, with approval of the Bankruptcy Court, entered into a one-year lease for our new corporate office consisting of approximately 3,558 square feet. The new lease commenced on November 1, 2002.

On October 28, 2002, the landlord of our former corporate office filed a motion with the Bankruptcy Court to seek dismissal of the Bankruptcy Case. We anticipate that the Bankruptcy Court will hear the landlord’s motion to dismiss the Bankruptcy Case and our motion to reject the facility lease for our former corporate office in January 2003.

As a consequence of our bankruptcy filing, all pending claims and litigation against us are stayed automatically in accordance with the Bankruptcy Code. Absent further order of the Bankruptcy Court, no party may take any action to recover any pre-petition claims, enforce any lien against or obtain possession of any property from us. Bar dates for filing proof of claim against us have been set for December 31, 2002 for all creditors other than governmental units and April 7, 2003 for governmental units.

In conjunction with our bankruptcy filing, we have also filed a motion, or the Bid Procedures Motion, with the Bankruptcy Court to establish bidding procedures for the sale of our assets. The Bankruptcy Court approved the Bid Procedures Motion on October 30, 2002. Prior to our bankruptcy filing, on June 13, 2002, we and Real Communications, Inc. entered into an Asset Purchase Agreement pursuant to which Real Communications, Inc. agreed to purchase some of our assets for a cash purchase price of $1.5 million (the “Asset Sale”), subject to the terms and conditions of the Asset Purchase Agreement. Some or all of the following individuals may become stockholders of Real Communications, Inc.: Daniel Chen, the Chairman of our Board of Directors, Kenyon Mei, our former Chief Operating Officer, and Jow Peng, our former Vice President of Business Development. (Real Communications, Inc. and the above mentioned individuals are referred to as “Affiliated Purchasers”.) We believe that stockholder approval of the Asset Sale is not required by the Delaware General Corporation Law. Moreover, the members of the Affiliated Purchasers who are on our Board of Directors did not participate in any deliberations of the Board of Directors regarding the proposed Asset Sale, and the proposed Asset Sale was approved by a majority of the non-management, non-affiliated independent directors who have no relationship with the members of the Affiliated Purchasers who are on the Board of Directors. Nevertheless, because of the potential conflicts of interest of the Affiliated Purchasers, we had planned to seek, and the terms of the Asset Purchase Agreement provide that the Asset Sale is conditioned upon, stockholder approval. The terms of the Asset Purchase Agreement provide that the Asset Sale is also conditioned upon stockholders approval and ratification of the Plan of Complete Liquidation and Dissolution. The assets to be sold to Real Communications, Inc. consist of all our intellectual property rights, as well as rights in our customer information sufficient to permit Real Communications, Inc. to continue to support our existing customers, rights in our Etherlink project, and certain related equipment, tools and inventories.

The assets subject to bidding procedures under the Bankruptcy Case include those assets pertaining to the Asset Sale. While we believe that we have secured the highest and best offer from Real Communications, Inc., the bidding procedures approved by the Bankruptcy Court are designed to ensure that we have received the highest and best offer for such assets and that the successful bidder will obtain the protections of the Bankruptcy Code as a good faith purchaser. The Bankruptcy Court has scheduled a hearing on the proposed sale of assets on November 15, 2002. Eligible parties under the Bankruptcy Case, however, may seek to delay such hearing to allow additional time to evaluate the proposed asset sale. Bankruptcy Court approval of the sale of assets will substitute for our original plan to obtain stockholder approval and ratification of the transaction with Real Communications, Inc.

On October 17, 2002, our common stock listing was transferred from the Nasdaq National Market to the OTC Bulletin Board, and our stock symbol under the OTC Bulletin Board is “ITXIQ”.

The accompanying unaudited financial statements are presented on a going concern basis. Effective October 8, 2002, the date of the bankruptcy filing, we adopted the liquidation basis of accounting, and future financial statements will be prepared in accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code. The liquidation basis of accounting requires us to accrue an estimate for all liabilities related to expenses to be incurred during the wind down period. In addition, assets are stated at their estimated net realizable value, and liabilities are stated at their anticipated settlement amounts. Accordingly, the accompanying unaudited financial statements do not reflect any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a result of the bankruptcy filing.

Results of Operations

Net Revenue.    Net revenue for the third quarter of 2002 was $313,000, decreased by $2.9 million from the third quarter of 2001. Net revenue for the first nine months of 2002 was $5.6 million, decreased by $8.9 million from the first nine months of 2001. Throughout 2001 and the first quarter of 2002, we experienced a continuous decrease in demand for our Apollo products and severe pricing pressure in Asia. In addition, since we announced the proposed liquidation of the Company in April 2002, we have focused on liquidating all remaining inventories on hand. As a result of these negative factors, the sales volume and the average selling price in the third quarter and the first nine months of 2002 decreased significantly from the prior periods. The decrease in net revenue for the first nine months of 2002 was partially offset by $2.7 million of revenue from sales of ADSL line testers, which were first introduced in the fourth quarter of 2001. We currently expect to complete the sale of all remaining inventories before the end of 2002 and record approximately $550,000 of net revenue in the fourth quarter of 2002.

Cost of Revenue and Gross Margin.    Gross margin was 91% in the third quarter of 2002 and 46% in the first nine months of 2002, which was significantly higher than the gross margin in prior periods. Since the announcement of our proposed liquidation, we were able to sell certain obsolete inventories, which were previously written off, at a total sales price of approximately $178,000 in the third quarter of 2002 and $240,000 in the second quarter of 2002. As these inventories had been written off and had no carrying value, the entire sales proceeds contributed to the gross profit.

The increase in the gross margin in the first nine months of 2002 was also attributable to the introduction of the ADSL line testers, which had higher gross margin than Apollo products. In addition, starting January 2002, we are no longer subject to the payment of minimum royalties as previously required by the licensing agreement with Alcatel, and royalties incurred for licensed technologies will be based on a percentage of our revenue in accordance with the respective royalty agreements. Minimum royalty under the licensing agreement with Alcatel was $1.5 million for the entire year of 2001, or $1.13 million for the first nine months in 2001, as compared to a total of $176,000 of royalties incurred for the first nine months of 2002. Furthermore, during the first quarter of 2001, we recorded a charge of $759,000, which was to provide reserve for adverse purchase commitments for our Apollo chipset products at the time. No such provision was necessary in 2002.

Research and Development.    Research and development expenses were $142,000 for the third quarter of 2002 and $6.2 million for the first nine months of 2002, decreased from $5.8 million and $16.8 million for the corresponding periods in 2001. The decrease was primarily attributable to the restructuring in the fourth quarter of 2001 and the termination of substantially all research and development personnel and related activities subsequent to the Board of Directors’ decision to liquidate the Company on April 18, 2002.

Comparing the third quarter of 2002 to the same period in 2001, compensation expenses, excluding severance, decreased by $2.3 million, professional fees and non-recurring engineering expenses decreased by $1.2 million in total, and depreciation and facility expenses decreased by $1.9 million in total. Comparing the first nine months of 2002 to the same period in 2001, compensation expenses, excluding severance, decreased by $4.8 million, professional fees and non-recurring expenses decreased by $2.5 million in total, and depreciation and facility expenses decreased by $2.9 million in total. In addition, during the second quarter of 2002, we settled a claim by a vendor in an amount which was $475,000 less than the accrual originally set up for that purpose. The decrease in expenses described above was partially offset by severance expense of $1.1 million and $105,000 related to employees terminated in the second quarter and the third quarter of 2002, respectively.

Sales and Marketing.    Sales and marketing expenses were $369,000 for the third quarter of 2002 and $1.6 million for the first nine months of 2002, decreased from $965,000 and $3.6 million for the corresponding periods in 2001. The decrease was primarily attributable to the decline in sales volume in 2002 compared to 2001 and the termination of the majority of the sales personnel and sales and marketing activities subsequent to the Board of Directors’ decision to liquidate the Company on April 18, 2002.

Comparing the third quarter of 2002 to the same period in 2001, compensation expenses, excluding severance, decreased by $484,000, travel, promotion and tradeshow related expenses decreased by $50,000 in total, and depreciation and facility expenses decreased by $186,000 in total. Comparing the first nine months of 2002 to the same period in 2001, compensation expenses, excluding severance, decreased by $1.5 million, travel, promotion and tradeshow related expenses decreased by $306,000 in total, and depreciation and facility expenses decreased by $393,000 in total. The decrease in expenses described above was partially offset by severance expense of $195,000 and $199,000 related to employees terminated in the second quarter and the third quarter of 2002, respectively.

General and Administrative.    General and administrative expenses were $2.1 million for the third quarter of 2002 and $6.3 million for the first nine months of 2002, increased from $1.9 million and $5.9 million for the corresponding periods in 2001. The increase in the third quarter of 2002 was primarily due to an increase in depreciation and facility expenses of $616,000 in total and severance expense of $37,000, partially offset by a decrease in compensation expenses, excluding severance, of $147,000 and a decrease in professional fees of $320,000. The increase in the first nine months of 2002 was primarily due to an increase in depreciation and facility expenses of $809,000 in total and severance expense of $60,000, partially offset by a decrease in compensation expense, excluding severance, of $263,000 and a decrease in bad debt expense of $186,000.

Facility expenses are allocated to each department based on the headcount at the end of each month. There was only one employee each in the research and development and the sales and marketing departments at the beginning of the third quarter of 2002, and both were terminated during the third quarter of 2002. Consequently, substantially all facility related charges were allocated to the general and administrative department during the third quarter of 2002. On November 1, 2002, we relocated our corporate headquarters to a smaller facility, and we expect that future facility expenses be significantly lower than the current level as a result of the relocation.

Deferred Stock-based Compensation.    For the third quarter of 2002, we recorded a deferred stock-based compensation expense of $564,000, increased from $148,000 for the same period in 2001 due to the modification of certain stock option agreements during the second quarter of 2002. For the first nine months of 2002, we recorded a net benefit of $2.3 million from reversals of deferred stock-based compensation expense associated with unvested stock options that were canceled due to employee terminations.

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

Other Income (Expenses), Net.    Other income (expenses), net, for the third quarter and the first nine months of 2002 decreased from the corresponding periods in 2001. The decrease was primarily due to a significant decrease in interest income, as the aggregate balance of cash and cash equivalents decreased from $124.7 million at September 30, 2001 to $107.7 million at September 30, 2002 and interest rates declined steadily throughout 2001 and 2002. In addition, we recorded a loss on sales of assets of $431,000 in total related to furniture and computer and testing equipment sold during the second and the third quarters of 2002.

Liquidity and Capital Resources

Cash and cash equivalents were $107.7 million as of September 30, 2002, compared to $119.3 million as of December 31, 2001. Net cash used in operating activities in the first nine months of 2002 was $11.4 million, which was primarily attributable to net loss before non-cash items of $8.3 million and a decrease in accounts payable and accrued liabilities of $5.9 million in total, partially offset by a decrease in accounts receivable of $1.5 million and a decrease in inventories of $1.5 million.

Proceeds from sales of assets in the first nine months of 2002 totaled $565,000, which were related to sales of furniture and computer and testing equipment subsequent to our Board of Directors’ decision to liquidate the Company on April 18, 2002. We currently estimate that proceeds from future sales of the remaining assets, including inventories, intellectual property and equipment, approximate $2 million, of which $1.5 million is related to the Asset Sale mentioned above.

On October 4, 2002, we set up an escrow fund of $3.5 million, which is solely for the purposes of making payments to James Regel, our President and Chief Executive Officer, and James Williams, our Chief Financial Officer, in accordance with the terms of their second amended and restated employment agreements. Distributions from the escrow fund to settle our obligations under these employment agreements will be made no later than September 1, 2003, and any remaining balance in the escrow fund will be returned to us.

In conjunction with our bankruptcy filing, we have filed a motion with the Bankruptcy Court to reject the facility lease for our former corporate office in San Jose, California, effective October 31, 2002. We believe that we do not require the use of the entire facility, which has approximately 48,144 square feet, while we wind down our operations. We anticipate that the Bankruptcy Court will hear our motion to reject the facility lease in January 2003. As of September 30, 2002, future minimum lease payments for the remaining term of the facility lease totaled approximately $27.6 million. We have relocated and entered into a one-year lease for our new corporate office consisting of approximately 3,558 square feet. The new lease, which commenced on November 1, 2002, requires an advance payment of the one-year base rent of approximately $85,400 and the security deposit of $25,000.

We are currently reviewing all other executory contracts and unexpired leases to determine which commitments will be assumed or rejected as allowed by the Bankruptcy Code. As of September 30, 2002, the outstanding balance of our capital lease obligations was $693,000, and future lease payments on other operating leases (which are unrelated to facilities) totaled approximately $70,000.

As part of our bankruptcy filing, we have determined and filed with the Bankruptcy Court the amounts we owed to our creditors. Additional claims may also be filed with the Bankruptcy Court by our creditors or other entities. While the ultimate amount of allowable claims is presently unknown, we believe that our current cash and cash equivalents, together with proceeds from future sales of the remaining assets, will be sufficient to settle all obligations.

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

WE CANNOT ASSURE YOU OF THE AMOUNT, IF ANY, OF ANY DISTRIBUTION TO OUR STOCKHOLDERS IN CONNECTION WITH OUR LIQUIDATION AND DISSOLUTION.

Liquidation and dissolution may not create value to our stockholders or result in any remaining capital for distribution to our stockholders. We cannot assure you of the precise nature and amount of any distribution to our stockholders in connection with our liquidation and dissolution, pursuant to our Chapter 11 Plan or otherwise. Uncertainties as to the precise net value of our non-cash assets and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value, if any, ultimately distributable to our stockholders. The aggregate net value, if any, ultimately distributable to you may be lower or higher than the amount you would receive if you sold your shares of our common stock prior to distribution pursuant to our Chapter 11 Plan or our liquidation and dissolution. The actual nature and amount of all distributions will depend in part upon our ability to convert our remaining non-cash assets into cash. We may not be successful in selling our non-cash assets, in which case we may not generate meaningful cash, if any, to return to our stockholders.

THE PROCEEDS FROM ANY SALES OF OUR NON-CASH ASSETS MAY BE LESS THAN ANTICIPATED.

Under our Bankruptcy Case, sales of our non-cash assets will be made on terms and procedures subject to approval by the Bankruptcy Court. The prices at which we will be able to sell our various non-cash assets will depend largely on factors beyond our control, including, without limitation, the condition of financial markets, the availability of financing to prospective purchasers of the assets, regulatory approvals, public market perceptions, and limitations on transferability of certain non-cash assets. In addition, we may not obtain as high a price for a particular asset as we might secure if we were not in liquidation. Furthermore, many of our non-cash assets, particularly our intellectual property, will decline in value over time, and we may not be able to consummate the sale of these assets in time to generate meaningful value, which could be returned to our stockholders.

WE MAY NOT BE ABLE TO SETTLE ALL OF OUR OBLIGATIONS TO CREDITORS.

We have certain current and future obligations to creditors. These include, without limitation, long-term contractual obligations associated with facilities leases and business agreements with customers and other third parties. Among other things, the lease for our former corporate office has a term expiring in February 2011, and future minimum lease payments for the remaining term of this lease totaled approximately $27.6 million as of September 30, 2002. We may not be able to settle all of our obligations to creditors, and amounts required to settle our obligations will reduce the amount of remaining capital available for distribution to stockholders. Any litigation with creditors could delay us from liquidating and dissolving, and the landlord of our former corporate office has filed a motion with the Bankruptcy Court to seek dismissal of our Bankruptcy Case.

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

DISTRIBUTION OF ASSETS, IF ANY, TO OUR STOCKHOLDERS COULD BE DELAYED.

Although we have not established a firm timetable for distributions to our stockholders, we intend to make such distributions as promptly as practicable, subject to contingencies inherent in winding down our business and our Bankruptcy Case. We are currently unable to predict the precise timing of any distribution. The timing of distribution will depend on and could be delayed by, among other things, the timing of sales of our non-cash assets, claim settlements with creditors, the litigation matter described above and proceedings under our Bankruptcy Case.

OUR STOCK TRANSFER BOOKS WILL CLOSE ON THE CONFIRMATION DATE OF OUR CHAPTER 11 PLAN, AFTER WHICH IT WILL NOT BE POSSIBLE FOR STOCKHOLDERS TO TRADE OUR STOCK.

Our Chapter 11 Plan provides that, at the close of business on its confirmation date, we will close our stock transfer books and discontinue recording transfers of our common stock. After this date, certificates representing our common stock shall not be assignable or transferable on our books except by will, intestate succession or operation of law. The proportionate interests of all of our stockholders shall be fixed on the basis of their respective stock holdings at the close of business on this date, and, afterwards, any distributions made by us shall be made solely to the stockholders of record at the close of business on this date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of any assignments by will, intestate succession or operation of law.

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

IF WE FAIL TO RETAIN THE SERVICES OF CERTAIN KEY PERSONNEL, OUR CHAPTER 11 PLAN AND LIQUIDATION AND DISSOLUTION MAY NOT SUCCEED.

The success of our Chapter 11 Plan, if approved, and liquidation and dissolution depends in large part upon our ability to retain the services of certain of our current officers. The retention of James Regel, our Chief Executive Officer, and James Williams, our Chief Financial Officer, and certain other qualified personnel is particularly difficult under our current circumstances. Failure to retain these personnel could harm the implementation of our liquidation and dissolution. If we fail to retain these personnel, we will need to hire others to oversee our liquidation and dissolution, which could involve substantial additional compensation expenses, if such other personnel are available at all.

WE MAY NOT REALIZE THE BENEFITS WE DESIRE TO ACHIEVE FROM OUR BANKRUPTCY PROCESS.

While our Board of Directors chose to pursue the previously announced plan to liquidate and dissolve the Company under the protection of the Bankruptcy Code for a variety of reasons, including to enable us to maximize the amount of capital to be returned to our stockholders and expedite the distribution of cash to our stockholders, we cannot guarantee that these benefits will ultimately be realized from our Bankruptcy Case. In addition, the landlord of our former corporate office has filed a motion to dismiss our Bankruptcy Case. Furthermore, the bankruptcy process involves substantial costs and expenses, including without limitation legal and professional fees, which would reduce the amount of capital available for distribution to our stockholders. We cannot guarantee that the benefits, if any, that may be realized from the bankruptcy process will outweigh such costs and expenses.

WE ARE NO LONGER LISTED ON THE NASDAQ NATIONAL MARKET AND THE MARKET IN OUR STOCK MAY NOT CONTINUE.

Our common stock listing was transferred from the Nasdaq National Market to the OTC Bulletin Board in October 2002. This has reduced the market and liquidity of our common stock and consequently may adversely affect the ability of our stockholders and brokers/dealers to purchase and sell our shares in an orderly manner or at all. Trading in our common stock through market makers and quotation on the OTC Bulletin Board entails other risks. Due in part to the decreased trading price of our common stock and reduced analyst coverage, the trading price of our common stock may change quickly, and market makers may not be able to execute trades as quickly as they could when the common stock was listed on the Nasdaq National Market.

WE MAY NOT OBTAIN APPROVAL OF OUR CHAPTER 11 PLAN.

Our Chapter 11 Plan is subject to approval by eligible voting parties, including unsecured creditors and stockholders of the Company. These parties could vote against it and propose a different plan that is less favorable to you, including a plan that effects distribution to stockholders later or in reduced amounts.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no changes in financial market risk as discussed in our Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

Change in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

On October 8, 2002, the Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware under Case No. 02-12945 (PJW), or the Bankruptcy Case. Pursuant to sections 1107(a) and 1108 of the Bankruptcy Code, the Company is continuing to operate its business and manage its property as a debtor in possession subject to the jurisdiction of the Bankruptcy Court.

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

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number	Description
10.53	Addendum to Offer Letter, dated June 12, 2002, between the Registrant and Jow Peng.

10.54	Second Amended and Restated Employment Agreement, dated October 4, 2002 between the Registrant and James G. Regel.

10.55	Second Amended and Restated Employment Agreement, dated October 4, 2002 between the Registrant and James E. Williams.

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED TELECOM EXPRESS, INC.

Date:	November 14, 2002	By:	/s/ JAMES WILLIAMS
James Williams Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, James G. Regel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Integrated Telecom Express, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

By:	/s/ James G. Regel
Name:	James G. Regel
Title:	Chief Executive Officer

I, James E. Williams, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Integrated Telecom Express, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

By:	/s/ James E. Williams
Name:	James E. Williams
Title:	Chief Financial Officer