Form 10-K
period 2002-12-31
INTEGRATED TELECOM EXPRESS INC/ CA
filed 2003-03-28
CIK 1116201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Registrant’s telephone number, including area code: (408) 257-3243

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $0.001 Par Value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $42,401,945 as of June 30, 2002, which was the last business day of the registrant’s most recently completed second fiscal quarter. The market value is based on the closing price of the registrant’s common stock on the Nasdaq National Market on June 28, 2002, the last trading day prior to June 30, 2002. Shares of common stock held by each officer and director and by each person known to own 5% or more of the outstanding common stock as of June 30, 2002 have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 42,628,362 shares of common stock outstanding as of March 20, 2003.

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

AVAILABLE INFORMATION

We make available free of charge on our Internet website (www.itexinc.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, if any, as soon as practicable after we electronically file such reports with the Securities and Exchange Commission.

PART I

Item 1.	Business

General

Historically, we have provided integrated circuit and software products to the broadband access communications equipment industry. Our products included integrated circuits, software, production designs and test systems that enabled communications equipment manufacturers to provide high-speed, cost-effective asymmetric digital subscriber line, or ADSL, equipment to communications service providers and their customers. We also sold complete network interface cards, or NICs, that were based on our production designs and used our integrated circuits and software. Our production designs were complete sets of instructions describing how to build an ADSL modem with our integrated circuits and software. We sold our products primarily to manufacturers of customer premises equipment and telecommunications service providers’ central office equipment. We were incorporated in California on May 26, 1995, and reincorporated in Delaware on September 9, 1999.

Liquidation and Bankruptcy Filing

On April 18, 2002, our Board of Directors deemed advisable the liquidation and dissolution of the Company and adopted a Plan of Complete Liquidation and Dissolution, subject to stockholder approval and ratification. Since the proposed liquidation was announced in April 2002, we terminated the majority of our employees and retained a limited number of personnel necessary to facilitate the liquidation process. As of December 31, 2002, our total headcount was seven, decreased from 81 prior to our Board of Directors’ decision to liquidate the Company. Furthermore, we expect to liquidate all of our remaining assets, including inventories, property and equipment and intellectual property.

On October 8, 2002, prior to seeking stockholder approval and ratification of the Plan of Complete Liquidation and Dissolution, we filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware under Case No. 02-12945 (PJW), or the Bankruptcy Case. Pursuant to sections 1107(a) and 1108 of the Bankruptcy Code, we are continuing to operate our business and manage our property as a debtor in possession subject to the jurisdiction of the Bankruptcy Court. After careful deliberation, our Board of Directors chose to pursue the previously announced plan to liquidate and dissolve the Company under the protection of the Bankruptcy Code for a variety of reasons, which our Board of Directors believe would enable us to maximize the amount of capital to be returned to our stockholders and expedite the distribution of cash to our stockholders. Accordingly, we are not pursuing the Plan of Complete Liquidation and Dissolution formulated prior to the Bankruptcy Case, but rather we are pursuing a liquidation under the Bankruptcy Code.

Subsequent to the filing of our Bankruptcy Case, we focused our efforts on obtaining confirmation of our liquidating reorganization plan, or Chapter 11 Plan. By way of the Chapter 11 Plan, we seek to liquidate our remaining assets and complete the winding-up of our business. The Chapter 11 Plan also provides for the transfer of all of our remaining assets to a liquidating debtor to be administered by a plan administrator. Our remaining assets will be distributed to our creditors and stockholders in accordance with the Chapter 11 Plan’s provisions. Subject to a reserve fund for, among others, disputed claims, the balance of our assets will be distributed to our stockholders on a pro rata basis. Our subordinated creditors and stockholders have voted to accept the Chapter 11 Plan, which is subject to confirmation by the Bankruptcy Court. A confirmation hearing for the Chapter 11 Plan was held on March 25, 2003, at which time the Chapter 11 Plan and evidence and arguments in support of confirmation were presented to the Bankruptcy Court, as were objections to confirmation. The Bankruptcy Court did not confirm the Chapter 11 Plan at the March 25, 2003 hearing but has taken the matter under advisement.

Since our Board of Directors adopted the Plan of Complete Liquidation and Dissolution, our activities have been limited to winding up our businesses to facilitate the liquidation of the Company and distributions to our stockholders in connection with the liquidation. We currently have no pending sales order, and we do not anticipate any sale of products in the future. We are not currently engaged in any research and development or sales and marketing activities.

Item 2.	Properties

We currently lease a facility with approximately 3,558 square feet for our corporate office, which is located in Cupertino, California. The lease for this facility commenced on November 1, 2002 and expires on October 31, 2003. Prior to November 1, 2002, our corporate office was located in San Jose, California, and it had approximately 48,144 square feet. In conjunction with our bankruptcy filing, we rejected the facility lease for our former corporate office, as we do not require the use of the entire facility while we wind down our operations. Further, the facility did not have any value to us, as the rent for the premises was in excess of the current lease rates for a similar space. We believe that our current facility is in good operating condition and will be adequate to meet our needs in the foreseeable future.

Item 3.	Legal Proceedings

On October 8, 2002, we filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware under Case No. 02-12945 (PJW). Pursuant to sections 1107(a) and 1108 of the Bankruptcy Code, we are continuing to operate our business and manage our property as a debtor in possession subject to the jurisdiction of the Bankruptcy Court.

In November 2001, a complaint captioned Richmon v. Integrated Telecom Express, Inc., No. 01-CV-10108 was filed in federal district court for the Southern District of New York, on behalf of a putative class of persons who purchased our common stock between August 18, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint generally alleged that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities and subsequently issued false and misleading analyst reports. The complaint brought claims for violation of several provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 against those underwriters and also against us and various of our present and former officers and directors. Similar lawsuits concerning more than 300 other companies’ initial public offerings have been filed and coordinated as In re Initial Public Offering Securities Litigation, No. 21 MC 92. In 2002, defendants in the coordinated proceeding filed motions to dismiss on common legal issues. In October 2002, the Court dismissed the individual defendants from the case without prejudice pursuant to a stipulation. In February 2003, the Court granted the motion to dismiss the Exchange Act claim against the Company with leave to amend, but denied the motion with respect to the Securities Act claim. No trial date has been set. We believe we have meritorious defenses and intend to defend this lawsuit vigorously.

In addition to the lawsuit mentioned above, from time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. We are not currently a party to any material legal proceedings of this nature.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

During the period from August 18, 2000, the date of our initial public offering, to October 10, 2002, our common stock was traded on the Nasdaq National Market under the symbol “ITXI.” Effective October 11, 2002, our common stock is traded under the symbol “ITXIQ.” Our common stock listing was transferred from the Nasdaq National Market to the OTC Bulletin Board on October 17, 2002

The following table sets forth the range of high and low sales prices for our common stock as reported by the National Association of Securities Dealers, Inc. for the periods indicated:

2001	High	Low

First quarter	$9.38	$2.03
Second quarter	2.95	1.88
Third quarter	2.23	1.00
Fourth quarter	1.75	0.99

2002	High	Low

First quarter	$1.95	$1.30
Second quarter	1.93	1.59
Third quarter	1.60	1.45
Fourth quarter	1.64	1.45

As of March 7, 2003, we had approximately 166 stockholders of record.

We have never declared or paid a cash dividend on our common stock, and we do not anticipate paying any cash dividends in the future.

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

After the distribution date, each right will entitle the holder to purchase for $22.50 a fraction of a share of our preferred stock with economic terms similar to that of one share of our common stock. As the rights may be redeemed by us prior to the time they are exercised, we believe the Preferred Stock Rights Agreement will provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our Board of Directors.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The selected statement of operations data for each of the three years ended December 31, 2002, 2001 and 2000 and the selected balance sheet data as of December 31, 2002 and 2001 are derived from, and qualified by reference to, the audited financial statements included elsewhere in this report. The selected statement of operations data for each of the two years ended December 31, 1999 and 1998 and the selected balance sheet data as of December 31, 2000, 1999 and 1998 are derived from audited financial statements not included herein.

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share amounts)
Statement of Operations Data:
Net revenue	$6,125	$17,039	$54,062	$3,053	$—
Cost of revenue (inclusive of stock-based compensation expense of $0, $12, $800, $0 and $0)	3,497	12,902	32,003	2,811	—

Gross profit	2,628	4,137	22,059	242	—

Operating expenses:
Research and development	6,198	20,611	14,244	8,459	6,230
Sales and marketing	1,577	4,602	7,126	3,211	1,125
General and administrative	7,283	7,634	4,888	3,085	2,571
Deferred stock-based compensation	(1,356)	6,841	20,409	264	226
Impairment loss on assets	9,203	3,572	—	—	—
Restructuring expenses	—	2,331	—	—	—

Total operating expenses	22,905	45,591	46,667	15,019	10,152

Loss from operations	(20,277)	(41,454)	(24,608)	(14,777)	(10,152)
Chapter 11 related reorganization items	(4,594)	—	—	—	—
Interest and other income, net	1,613	5,222	4,472	1,069	856

Net loss	$(23,258)	$(36,232)	$(20,136)	$(13,708)	$(9,296)

Basic and diluted net loss per share	$(0.55)	$(0.85)	$(0.66)	$(0.59)	$(0.40)

Shares used in computing basic and diluted net loss per share	42,641	42,594	30,484	23,148	23,058

	As of December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$102,895	$119,278	$149,073	$38,513	$14,423
Working capital	109,707	115,380	144,016	37,838	11,904
Total assets	110,774	138,136	181,390	52,951	26,652
Long-term obligations, net of current portion	—	482	1,742	1,500	4,125
Liabilities subject to compromise	5,128	—	—	—	—
Mandatorily redeemable convertible preferred stock	—	—	—	45,000	5,000
Total stockholders’ equity	104,751	129,338	158,424	1,099	14,208

Supplementary Quarterly Financial Data (Unaudited)

(in thousands, except per share amounts)

	Fiscal 2002 Quarter Ended
	December 31	September 30	June 30	March 31
Net revenue	$556	$313	$1,233	$4,023
Gross profit	45	284	316	1,983
Loss from operations	(1,924)	(2,918)	(14,119)	(1,316)
Chapter 11 related reorganization items	(4,594)	—	—	—
Net loss	(6,017)	(2,338)	(14,114)	(789)
Basic and diluted net loss per share	(0.14)	(0.05)	(0.33)	(0.02)

	Fiscal 2001 Quarter Ended
	December 31	September 30	June 30	March 31
Net revenue	$2,577	$3,234	$4,303	$6,925
Gross profit	289	836	1,678	1,334
Loss from operations	(12,235)	(8,020)	(10,255)	(10,944)
Net loss	(11,579)	(6,927)	(8,838)	(8,888)
Basic and diluted net loss per share	(0.27)	(0.16)	(0.21)	(0.21)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The forward-looking statements contained in this report reflect our judgment as of the date of this report with respect to future events, the outcome of which is subject to certain risks, including the factors set forth under the heading “Risk Factors”, which may have a significant impact on our business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described in this report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We undertake no obligation to update these forward-looking statements. Our stockholders should carefully review the cautionary statements contained in this report, including those set forth under the heading “Risk Factors.”

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes.

Historical Business

Historically, we have provided integrated circuit and software products to the broadband access communications equipment industry. Our products included integrated circuits, software, production designs, network interface cards, or NICs, and test systems that enabled communications equipment manufacturers to provide high-speed, cost-effective asymmetric digital subscriber line, or ADSL, equipment to communications service providers and their customers. Our software included programs that enable the basic function of our integrated circuits and reference designs, and that provide access to the Internet, permitting equipment utilizing our solutions to communicate with telecommunication service providers’ central office equipment. We were incorporated in California in May 1995 and reincorporated in Delaware in September 1999.

Liquidation and Bankruptcy Filing

During fiscal 2001 and early part of 2002, we experienced a rapid deterioration in the demand for our products. Aggravated by the slowdown in the semiconductor and communications industries worldwide, our revenue decreased to $17.0 million in 2001 from $54.1 million in 2000, and we incurred a net loss of $36.2 million in 2001, increased from $20.1 million in 2000. During March and April 2002, our Board of Directors held a total of seven meetings to explore and discuss strategic alternatives. On April 18, 2002, our Board of Directors deemed advisable the liquidation and dissolution of the Company and adopted a Plan of Complete Liquidation and Dissolution, subject to stockholder approval and ratification. In reaching its decision, our Board of Directors considered a number of factors, including our financial performance, prevailing economic conditions and the unsuccessful efforts to sell or merge the Company.

In connection with the proposed liquidation announced in April 2002, we terminated the majority of our employees and retained a limited number of personnel necessary to facilitate the liquidation process. As of December 31, 2002, our total headcount was seven, decreased from 81 prior to our Board of Directors’ decision to liquidate the Company. Furthermore, we expect to liquidate all of our remaining assets, including inventories, property and equipment and intellectual property.

For the year ended December 31, 2002, severance expenses totaled $1,802,000, of which $1,236,000 was for the 50 terminated employees in the research and development department, $394,000 was for the 12 terminated employees in the sales and marketing department and $172,000 was for the 12 terminated employees in the general and administrative department. Of the total $1,802,000 severance expenses recorded in 2002, $1,704,000 was paid in 2002 and the remaining balance of $98,000 was paid in the first quarter of 2003.

On October 8, 2002, prior to seeking stockholder approval and ratification of the Plan of Complete Liquidation and Dissolution, we filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware under Case No. 02-12945 (PJW), or the Bankruptcy Case. Pursuant to sections 1107(a) and 1108 of the Bankruptcy Code, we are continuing to operate our business and manage our property as a debtor in possession subject to the jurisdiction of the Bankruptcy Court. After careful deliberation, our Board of Directors chose to pursue the previously announced plan to liquidate and dissolve the Company under the protection of the Bankruptcy Code for a variety of reasons, which our Board of Directors believe would enable us to maximize the amount of capital to be returned to our stockholders and expedite the distribution of cash to our stockholders. Accordingly, we are not pursuing the Plan of Complete Liquidation and Dissolution formulated prior to the Bankruptcy Case, but rather we are pursuing a liquidation under the Bankruptcy Code.

Subsequent to the filing of our Bankruptcy Case, we focused our efforts on obtaining confirmation of our liquidating reorganization plan, or the Chapter 11 Plan. By way of the Chapter 11 Plan, we seek to liquidate our remaining assets and complete the winding-up of our business. The Chapter 11 Plan also provides for the transfer of all of our remaining assets to a liquidating debtor to be administered by a plan administrator. Our remaining assets will be distributed to our creditors and stockholders in accordance with the Chapter 11 Plan’s provisions. Subject to a reserve fund for, among others, disputed claims, the balance of our assets will be distributed to our stockholders on a pro rata basis. Our subordinated creditors and stockholders have voted to accept the Chapter 11 Plan, which is subject to confirmation by the Bankruptcy Court. A confirmation hearing for the Chapter 11 Plan was held on March 25, 2003, at which time the Chapter 11 Plan and evidence and arguments in support of confirmation were presented to the Bankruptcy Court, as were objections to confirmation. The Bankruptcy Court did not confirm the Chapter 11 Plan at the March 25, 2003 hearing but has taken the matter under advisement.

In conjunction with our bankruptcy filing, we have requested various types of relief, among which we sought authority to reject the facility lease for our former corporate office in San Jose, California, effective October 31, 2002. We sought such relief because we did not require the use of the entire facility, which has approximately 48,144 square feet, while we wind down our operations. Further, the facility did not have any value to us, as the rent for the premises was in excess of the current lease rates for a similar space. We have relocated and, with approval of the Bankruptcy Court, entered into a one-year lease for our new corporate office consisting of approximately 3,558 square feet. The new lease commenced on November 1, 2002. On October 28, 2002, the landlord of our former corporate office filed a motion with the Bankruptcy Court to seek dismissal of the Bankruptcy Case. On January 8, 2003, the Bankruptcy Court denied the landlord’s motion to dismiss the Bankruptcy Case. On February 7, 2003, the landlord filed an appeal with the United States District Court for the District of Delaware.

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

We believe that stockholder approval of the Asset Sale is not required by the Delaware General Corporation Law. Moreover, the members of the Affiliated Purchasers who are on our Board of Directors did not participate in any deliberations of the Board of Directors regarding the proposed Asset Sale, and the proposed Asset Sale was approved by a majority of the non-management, non-affiliated independent directors who have no relationship with the members of the Affiliated Purchasers who are on the Board of Directors. Nevertheless, because of the potential conflicts of interest of the Affiliated Purchasers, we had planned to seek, and the terms of the Asset Purchase Agreement provided that the Asset Sale was conditioned upon stockholder approval of the sale and the Plan of Complete Liquidation and Dissolution. The assets to be sold to Real Communications, Inc. consisted of all our intellectual property rights, as well as rights in our customer information sufficient to permit Real Communications, Inc. to continue to support our existing customers, rights in our Etherlink project, and certain related equipment, tools and inventories.

Under the Bankruptcy Case, the assets subject to bidding procedures include those assets pertaining to the Asset Sale. The bidding procedures approved by the Bankruptcy Court are designed to ensure that we have received the highest and best offer for such assets and that the successful bidder will obtain the protections of the Bankruptcy Code as a good faith purchaser. Bankruptcy Court approval of the sale of assets will substitute for our original plan to obtain stockholder approval and ratification of the transaction with Real Communications, Inc.

On March 12, 2003, we and Real Communications, Inc. entered into an Addendum to Asset Purchase Agreement (the “Addendum”), which amends, among others, the assets to be sold to Real Communications, Inc. and the cash purchase price. Pursuant to the Addendum, the assets to be sold to Real Communications, Inc. consist of all of the rights and interests in our License Agreement with Alcatel Bell N.V. (the “Alcatel Agreement”) as well as the technology, products, customer list and equipment derived from and/or related to the Alcatel Agreement. In addition, the cash purchase price shall be $2 million. The Asset Purchase Agreement, as modified by the Addendum, has been approved by the Official Committee of Equity Security Holders and the Bankruptcy Court. The Official Committee of Equity Security Holders, or the Equity Committee, consists of four of our stockholders whose appointment to the Equity Committee was approved by the Office of the U.S. Trustee, and they serve as the representatives of our stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements and related disclosures requires us to make judgments, assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, we evaluate our estimates used in the accounting for, among other things, revenues, allowance for doubtful accounts, impairment of long-lived assets, valuation allowance on deferred tax assets, deferred stock-based compensation and liabilities subject to compromise. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. This forms the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Note 1 to the Financial Statements contained in this Annual Report on Form 10-K describes the significant accounting policies used in the preparation of our financial statements. We believe the following critical accounting policies are significantly impacted by judgments, assumptions and estimates used in the preparation of our financial statements.

Revenue Recognition

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated credit losses resulting from our customers’ inability to make required payments. We assess the overall adequacy of the allowance by reviewing specific collection issues related to each past due account balance and the balance of each aging category. Based on our assessment, we may provide a specific allowance related to amounts we believe collectibility is doubtful, and we may also provide a general allowance based on a range of percentages applied to aging categories. These percentages are based on our historical collection and write-off experience. As of December 31, 2002, the balance of our gross accounts receivable was $80,400, which was related to a receivable from one customer located in Asia. Due to our limited ability to pursue collection overseas, we provided 100% reserve for the gross accounts receivable balance as of December 31, 2002.

Impairment of Long-Lived Assets

We evaluate our long-lived assets, including property and equipment and licenses, for impairment whenever events or circumstances indicate that the carrying value of these assets may not be recovered. We consider the following factors, among others, which could trigger an impairment review: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of these assets or the strategy for our overall business; significant negative industry or economic trends; significant decline in our stock price for a sustained period; and our market capitalization relative to net book value. If we determine that one or more of the above indicators exists and the carrying value of a long-lived asset may not be recovered, an impairment charge will be recorded in the period such determination is made, resulting in additional operating expenses. In April 2002, we announced the Board of Directors’ decision to liquidate the Company, and we determined that the carrying values of our long-lived assets, including property and equipment and licenses, were impaired. Accordingly, we recorded an impairment loss of $9.2 million in the second quarter of 2002 to reflect the write-down of these assets to their estimated current fair values. We estimated that the impaired assets had an aggregate fair value of $273,000, which was estimated based on the sales price of similar assets that were sold to third parties during the second quarter of 2002, sales proceeds expected to be received from pending sale transactions, or other market value information that was readily available. To the extent that an impaired asset was not transferable and could not be sold or in cases where we are not expecting to locate any buyer, assets were fully written off.

Deferred Taxes

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

Deferred Stock-Based Compensation

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

Financial Statement Presentation

The accompanying financial statements have been prepared in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, in connection with our bankruptcy filing, we have proposed a plan to liquidate and dissolve the Company. Upon confirmation of the Chapter 11 Plan by the Bankruptcy Court, we will adopt the liquidation basis of accounting, which requires us to accrue an estimate for all liabilities related to expenses to be incurred during the wind down period. In addition, assets will be stated at their estimated net realizable value, and liabilities will be stated at their anticipated settlement amounts. Accordingly, the accompanying financial statements do not reflect any adjustments to the carrying value of assets or amounts of liabilities that might be necessary under the liquidation basis of accounting.

In accordance with SOP 90-7, liabilities subject to compromise represent our liabilities incurred prior to the commencement of the Bankruptcy Case and reflect our current estimate of known or potential allowable claims to be resolved in connection with the Bankruptcy Case. Such claims are subject to future adjustments, which may result from negotiations, actions of the Bankruptcy Court, development with respect to disputed claims, rejection of executory contracts and unexpired leases, proofs of claim, or other events.

As of December 31, 2002, liabilities subject to compromise consisted of the following items (in thousands):

Estimated allowable claim for rejection of the lease for our former corporate office	$4,140
Capital lease obligations	709
Accounts payable and other liabilities	279

$5,128

The estimated allowable claim for rejection of the lease for our former corporate office was calculated based on 15% of the total remaining rent payments per the terms of the rejected lease, as permitted under the Bankruptcy Code.

As reflected in the accompanying Statement of Operations for the year ended December 31, 2002, the Chapter 11 related reorganization items totaled $4,594,000, which consisted of $4,140,000 of estimated allowable claim for rejection of the lease for our former corporate office and $485,000 of professional fees incurred for the Bankruptcy Case, net of gain on sale of assets of $31,000.

Results of Operations

Net Revenue.    Net revenue was $6.1 million, $17.0 million and $54.1 million in 2002, 2001 and 2000, respectively. The decrease in net revenue in 2002 from 2001 was primarily due to a continuous decrease in demand for our Apollo products and severe pricing pressure in Asia throughout 2001 and the first quarter of 2002. In addition, since we announced the proposed liquidation of the Company in April 2002, we have focused on liquidating all remaining inventories on hand. As a result of these negative factors, the sales volume and the average selling price in 2002 decreased significantly from 2001. The decrease in net revenue in 2002 was partially offset by $2.7 million of revenue from sales of ADSL line testers, which were first introduced in the fourth quarter of 2001. We currently have no pending sales order, and we do not anticipate any sale of products in the future.

The decrease in net revenue in 2001 from 2000 was primarily attributable to the slowdown in the semiconductor and communications industries worldwide, along with a reduction in the demand of our Apollo chipset products in Asia, particularly in the South Korean market. During 2001, we also experienced severe pricing pressure on our Apollo chipset products, resulting in a decrease in average sales price per unit ranging from 37% to 51% among all Apollo chipset products. Net revenue from sales of Apollo chipset products decreased to $9.8 million in 2001 from $49.3 million in 2000. The decrease in net revenue in 2001 was partially offset by an increase in sales of Apollo-based NICs of $3 million.

Cost of Revenue and Gross Margin.    Gross margin was 43% in 2002, compared to 24% in 2001. Since the announcement of our proposed liquidation in April 2002, we were able to sell certain obsolete inventories, which were previously written off, at a total sales price of approximately $640,000. As these inventories had been written off and had no carrying value, the entire sales proceeds contributed to the gross profit. In addition, the ADSL line testers, which generated $2.7 million net revenue in 2002, had significantly higher gross margin than that of Apollo products, which experienced eroding gross margin due to severe pricing pressure in Asia. Furthermore, starting January 2002, we are no longer subject to the payment of minimum royalties as previously required by the licensing agreement with Alcatel, and royalties incurred for licensed technologies are based on a percentage of our revenue in accordance with the respective royalty agreements. Minimum royalty under the licensing agreement with Alcatel was $1.5 million for the entire year of 2001, as compared to a total of $205,000 of royalties incurred for 2002. Furthermore, during the first quarter of 2001, we recorded a charge of $759,000 to provide reserve for adverse purchase commitments for our Apollo chipset products at the time. No such provision was necessary in 2002.

Gross margin was 24% in 2001, compared to 41% in 2000. The decrease in gross margin in 2001 was primarily due to severe pricing pressure on our Apollo chipset products and an increase in amortization of license fee and minimum royalties as a percentage of net revenue. Amortization of license fee and minimum royalties, which are related to the technology licensed from Alcatel, totaled $2.2 million in 2001 and $1.7 million in 2000. In addition, our gross margin in 2001 was negatively impacted by a charge of $759,000, which was recorded in the first quarter of 2001, to provide reserve for adverse purchase commitments for our Apollo chipset products.

Research and Development.    Research and development expenses were $6.2 million in 2002, decreased from $20.6 million in 2001. The decrease was primarily attributable to the restructuring in the fourth quarter of 2001 and the termination of substantially all research and development personnel and related activities subsequent to the Board of Directors’ decision to liquidate the Company on April 18, 2002. Comparing 2002 to 2001, compensation expenses, excluding severance, decreased by $6.5 million; professional fees and non-recurring engineering expenses decreased by $2.8 million in total; and depreciation and facility expenses decreased by $4.6 million in total. In addition, during the second quarter of 2002, we settled a claim by a vendor in an amount which was $475,000 less than the accrual originally set up for that purpose. The decrease in expenses described above was partially offset by severance expense of $1.2 million related to employees terminated in the second and the third quarters of 2002.

Research and development expenses increased to $20.6 million in 2001 from $14.2 million in 2000. A significant portion of the increase in 2001 was due to an increase of $2.8 million in facility related expenses associated with the new corporate headquarters and the new research facility in Hsin Chu, Taiwan, as well as increases in non-recurring engineering expenses of $1.7 million, depreciation expense of $995,000 and compensation expense of $387,000.

Sales and Marketing.    Sales and marketing expenses were $1.6 million in 2002, decreased from $4.6 million in 2001. The decrease was primarily attributable to the decline in sales volume in 2002 compared to 2001 and the termination of the majority of the sales personnel and sales and marketing activities subsequent to the Board of Directors’ decision to liquidate the Company on April 18, 2002. Comparing 2002 to 2001, compensation expenses, excluding severance, decreased by $2.0 million; travel, promotion and tradeshow related expenses decreased by $370,000 in total; and depreciation and facility expenses decreased by $649,000 in total. The decrease in expenses described above was partially offset by severance expense of $394,000 related to employees terminated in the second and the third quarters of 2002.

Sales and marketing expenses decreased to $4.6 million in 2001 from $7.1 million in 2000. The decrease in 2001 was primarily due to a significant decrease in sales commissions, which was consistent with the decrease in net revenue from 2000, partially offset by increased facility related expenses associated with the new corporate headquarters.

General and Administrative.    General and administrative expenses were $7.3 million in 2002, decreased from $7.6 million in 2001. The decrease was primarily due to a decrease in professional fees, consulting and other contract service expenses totaling $392,000, a decrease in bad debt expense of $223,000 and a reversal of deferred rent liability of $909,000, partially offset by severance expense of $172,000, an increase in directors and officers liability insurance premium of $211,000, and an increase in facility expenses of $808,000.

Facility expenses are allocated to each department based on the headcount at the end of each month. There was only one employee each in the research and development and the sales and marketing departments at the beginning of the third quarter of 2002, and both were terminated during the third quarter of 2002. Consequently, substantially all facility related charges were allocated to the general and administrative department during the second half of 2002. On November 1, 2002, we relocated our corporate office to a smaller facility, and we expect that future facility expenses be significantly lower than the 2002 level as a result of the relocation.

The reversal of the deferred rent liability of $909,000 was related to our former corporate office, of which the facility lease was rejected in connection with our Bankruptcy Case discussed above. The deferred rent expense was recognized because the rent expenses recorded under Generally Accepted Accounting Principles exceeded the rental payments required by the lease agreement during the period from the lease commencement date to October 31, 2002. As we have rejected the facility lease, previously recognized deferred rent expense related to the former corporate office was reversed.

General and administrative expenses increased to $7.6 million in 2001 from $4.9 million in 2000. The increase in 2001 was primarily due to an increase of $1.5 million in professional fees incurred for various services, including legal, recruiting and investor relations, as well as an increase in facility expenses of $851,000 associated with the new corporate headquarters and an increase in directors and officers liability insurance premium of $295,000.

Starting January 2003, our activities will be limited to winding up our businesses to facilitate the liquidation of the Company and the distributions to our stockholders in accordance with the Chapter 11 Plan. Hence, no research and development and sales and marketing expenses will be incurred in the future. We expect that general and administrative expenses will continue to decline from the 2002 level and will be primarily consisted of compensation expenses for the remaining seven employees, directors and officers liability insurance premium and facility related expenses.

Deferred stock-based compensation.    In 2002, we recorded a net benefit of $1.4 million, which primarily consisted of the following items: a net benefit of $5.0 million due to reversals of deferred compensation expense associated with unvested stock options that were canceled due to employee terminations in 2002, an expense of $946,000 in connection with modifications of the executives’ stock option agreements during 2002, and the write-off of the unamortized balance of deferred compensation in the amount of $2.4 million, which was related to the warrant and the stock option previously granted to the landlord of our former corporate office. The write-off was due to the rejection of the facility lease for this former corporate office in connection with our Bankruptcy Case discussed above. As the deferred stock-based compensation is amortized using the accelerated method, the amortization expense recorded in any fiscal periods may be related to vested as well as unvested stock options. The previously recognized amortization expense associated with unvested stock options is to be reversed when the unvested stock options are cancelled.

Deferred stock-based compensation expense decreased to $6.8 million in 2001 from $20.4 million in 2000. The decrease was primarily due to the cancellation of stock options related to former employees, the accelerated amortization method used to compute stock-based compensation and the decline in our stock prices and its effect on stock options granted to non-employees.

Impairment loss on assets.    In consideration of the Board of Directors’ decision to liquidate the Company, we determined that the carrying values of our long-lived assets, including property and equipment and licenses, were impaired. Accordingly, we recorded an impairment loss of $9.2 million in the second quarter of 2002 to reflect the write-down of these assets to their estimated current fair values. We estimated that the impaired assets had an aggregate fair value of $273,000, which was estimated based on the sales price of similar assets that were sold to third parties during the second quarter of 2002, sales proceeds expected to be received from pending sale transactions, or other market value information that was readily available. To the extent that an impaired asset was not transferable and could not be sold or in cases where we are not expecting to locate any buyer, assets were fully written off. During 2001, we discontinued certain research and development projects. We had previously licensed certain technologies for use in these projects and also made advance royalty payments on the licenses for these technologies. As we have no plans for alternative use of these technologies, the related license fees and prepaid royalties totaling $3.6 million were written off.

Restructuring Expenses.    In November 2001, we announced a restructuring program to streamline operations and reduce costs. The restructuring program included a worldwide workforce reduction, restructuring of certain business functions and closure of the research and development facility in Hsin Chu, Taiwan. As a result of the workforce reduction, we terminated approximately 50 employees worldwide and recorded a charge of $842,000 for severance and fringe benefits in the fourth quarter of 2001, which was paid in full as of June 30, 2002. In connection with the closure of the Hsin Chu facility, we recorded a charge of $1.5 million, of which $175,000 was the cost of terminating the office lease and $1.3 million was the write-off of the facility’s leasehold improvements and other fixed assets. The office lease for the Hsin Chu facility was terminated as of March 31, 2002.

Chapter 11 Related Reorganization Items.    In connection with our Bankruptcy Case, we recorded $4.6 million of Chapter 11 related reorganization items, which consisted of $4.1 million of estimated allowable claim for rejection of the lease for the Company’s former corporate office and $485,000 of professional fees incurred for the Bankruptcy Case, net of gain on sale of assets of $31,000. The balance of liabilities subject to compromise at December 31, 2002 reflected our current estimate of known or potential allowable claims to be resolved under the Bankruptcy Case. However, such estimate is subject to future adjustments as a result of ongoing bankruptcy proceedings, which may require us to record additional expenses for Chapter 11 related reorganization items. In addition, we will continue to seek professional services in connection with our Bankruptcy Case, particularly related to the confirmation of our Chapter 11 Plan, the distribution of the remaining assets to our stockholders and other bankruptcy related matters. We currently estimate that total professional fees to be incurred in 2003 range from $1 million to $1.5 million, of which approximately $650,000 may relate to legal and consulting fees incurred by the Equity Committee.

Interest and Other Income, Net.    Interest and other income, net was $1.6 million, $5.2 million and $4.5 million in 2002, 2001 and 2000, respectively. The decrease in 2002 compared to 2001 was primarily due to a significant decrease in interest income, as the aggregate balance of cash, cash equivalents and short-term investments decreased to $102.9 million at December 31, 2002 from 119.3 million at December 31, 2001 and interest rates declined steadily throughout 2001 and 2002. In addition, we recorded a loss on sale of assets of $431,000 in total related to furniture and computer and testing equipment sold during the second and the third quarters of 2002. The increase in 2001 from 2000 was attributed to the full year effect from an increase in cash and cash equivalents related to the initial public offering and the private placement of our common stock in August 2000, which raised $109 million after deducting offering costs.

Liquidity and Capital Resources

The aggregate balance of cash, cash equivalents and short-term investments was $102.9 million, $119.3 million and $149.1 million as of December 31, 2002, 2001 and 2000, respectively. The net decrease of $16.4 million in 2002 was primarily due to net cash used in operating activities. The net decrease of $29.8 million in 2001 was primarily due to net cash used in operating activities, purchases of fixed assets and payments on capital lease obligations.

Net cash used in operating activities in 2002 was $16.2 million, which was primarily attributable to net loss before non-cash items of $13.4 million, an increase in restricted cash of $6.0 million and a decrease in accounts payable and accrued liabilities of $7.2 million in total, partially offset by a decrease in accounts receivable, inventories and other assets of $5.9 million and the liabilities subject to compromise of $5.1 million. Net cash used in operating activities in 2001 was $21.8 million, which was primarily attributable to net loss before non-cash items of $18.3 million and a decrease in accounts payable and accrued liabilities of $12.4 million in total, partially offset by a decrease in accounts receivable and inventories of $10.4 million in total.

On October 4, 2002, we set up an escrow fund of $3.5 million, which is solely for the purposes of making payments to James Regel, our President and Chief Executive Officer, and James Williams, our Chief Financial Officer, in accordance with the terms of their second amended and restated employment agreements. See Note 7 to the Financial Statements for more details of these employment agreements. Distributions from the escrow fund to settle our obligations under these employment agreements will be made no later than September 1, 2003, and any remaining balance in the escrow fund will be returned to us.

In conjunction with our bankruptcy filing, we have filed a motion with the Bankruptcy Court to reject the facility lease for our former corporate office in San Jose, California, effective October 31, 2002. We do not require the use of the entire facility, which has approximately 48,144 square feet, while we wind down our operations. As of December 31, 2002, we recorded an accrual of $4.1 million for the estimated maximum amount of allowable claim related to the rejected lease as allowed by the Bankruptcy Code. We have relocated and entered into a one-year lease for our new corporate office consisting of approximately 3,558 square feet. The new lease commenced on November 1, 2002 and provides for an annual base rent of $85,400, which was paid in full prior to the inception of the lease as required by the lease agreement.

We are currently reviewing all other executory contracts and unexpired leases to determine which commitments will be assumed or rejected as allowed by the Bankruptcy Code. As of December 31, 2002, the outstanding balance of our capital lease obligations was $709,000.

In November and December 2002, upon consultation with the Office of the United States Trustee, which supervises the administration of all Chapter 11 cases, we invested approximately $101 million in various debt securities issued by U.S. government agencies, of which approximately $85 million was classified as short-term investments and the remaining $16 million was classified as cash and cash equivalents as of December 31, 2002. The maturities of these investments are staggered so that a portion of these investments will mature on a monthly basis to provide for our cash flow requirement.

We incurred capital expenditures of $121,000 in 2002, compared to $6.7 million in 2001. Since we announced the Board of Directors’ decision to liquidate the Company in April 2002, we have not incurred any capital expenditures. In addition, we have sold the majority of our furniture and computer and testing equipment and received $607,000 of proceeds from sale of these assets. We currently estimate that proceeds from future sales of the remaining assets, including intellectual property and equipment, approximate $2.0 million, which is primarily related to the Asset Sale discussed above. We do not expect to incur any capital expenditures in the future.

Capital expenditures incurred in 2001 totaled $6.7 million, of which $3.6 million was leasehold improvements for our former corporate office in San Jose, California, and the research and development facility in Hsin Chu, Taiwan. The Hsin Chu facility was closed in connection with the restructuring program announced in November 2001, and we vacated from our former corporate office as of October 31, 2002. Consequently, the leasehold improvements related to these facilities have been written off. The balance of capital expenditures incurred in 2001 was primarily related to purchases of manufacturing licenses and computer equipment and software for research and development purposes.

We provide our customers a limited product warranty. Historically, we incurred minimal costs related to our product warranty. Accordingly, we have recorded warranty costs as incurred, and there was no accrual for warranty costs as of December 31, 2002.

In accordance with our Bylaws and to the maximum extent permitted by the General Corporate Law of Delaware, we indemnify our current and former officers and board of directors against expenses, fines, judgments and settlements incurred in connection with any proceeding arising by reason that such individual is or was our agent. We maintain a directors and officers liability insurance policy that limits our exposure in certain legal proceedings. We believe that the fair value of the indemnification of our officers and board of directors is immaterial due to the coverage provided by the directors and officers liability insurance policy.

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

Related Party Transactions

Shared Facilities and Purchase of Products

In June 1998, we sold certain assets, mainly trademarks, licensing agreements and service contracts, to Integrated Technology Express, Inc. (“ITE”) and its U.S. subsidiary (“ITE-US”) for $1,911,000 in cash and $1,931,000 in a note receivable. We and ITE have certain stockholders in common, and our Chairman of the Board of Directors is currently the Chairman of ITE-US’ Board of Directors. The note is due in five equal, annual installments beginning July 1, 1998 and bears interest at 6% per annum. As we and ITE have certain stockholders in common, the excess of $2,854,000 of the sales price over the net book value of the assets sold was credited to additional paid-in capital. During 2001, ITE paid in full the note’s remaining principal balance of $793,000 and the related accrued interest receivable of $22,000. Interest income on the note was $29,900 and $50,000 in 2001 and 2000, respectively.

In March 1998, we entered into a reimbursement agreement with ITE-US to share facilities and services of administrative staff and resources. Under the agreement, the parties allocate the costs of the shared portion of their respective operations, using methods that we believe are reasonable. Such allocations are not necessarily indicative of the costs that would have been incurred by us in transactions with unrelated third parties. The total amounts that we billed to ITE-US and were reimbursed by ITE-US were $18,000 and $18,000 in 2002, $76,200 and $110,500 in 2001 and $383,000 and $514,000 in 2000, respectively. Amounts billed to ITE-US are principally related to general and administrative services and are offset against these expenses in the Statement of Operations.

The reimbursement agreement has no expiration date; however, starting 2003, we and ITE-US do not share any facilities or any other resources and there will be no reimbursement to be billed to and paid by ITE-US. We also purchased certain of our finished products from ITE-US, which amounted to $1,024,900 and $4,124,000 in 2001 and 2000, respectively. No such purchases were made in 2002.

Purchase of Raw Materials

We purchased integrated circuits for our products from United Microelectronics Corporation, or UMC, and were dependent upon UMC as our sole manufacturer of our integrated circuits. For the years ended December 31, 2002, 2001 and 2000, purchases from UMC amounted to $742,000, $4,376,500 and $15,951,000, respectively. In connection with the liquidation of the Company, we do not plan to purchase additional integrated circuits from UMC starting 2003. UMC, a public company in Taiwan, directly and indirectly owned approximately 28% of our outstanding common stock as of December 31, 2002.

Royalty Arrangements

We have entered into a royalty agreement with ITE-US, which requires us to pay ITE-US a royalty of less than 2% on sales of products with technologies licensed from ITE-US. Royalty expenses under this royalty agreement were $26,300, $107,500 and $42,300 in 2002, 2001 and 2000, respectively.

We have also entered into an agreement with UMC through which UMC extended certain licenses granted by an unrelated third party to us in exchange for royalties. The agreement requires us to pay UMC a royalty of 1% on integrated circuits purchased from UMC. Royalty expenses under this agreement were $7,800, $20,800 and $136,000 in 2002, 2001 and 2000, respectively.

As of December 31, 2002 and 2001, the net balance due to ITE-US was $500 and $19,100, respectively, and the net balance due to UMC was $1,800 and $20,800, respectively.

Notes Receivable from Stockholders

Notes receivable from stockholders consisted of full recourse loans to a former executive officer and a member of our Board of Directors, who used the loan proceeds to exercise stock options to purchase our common stock. The aggregate balance of the principal and accrued interest on these loans was $361,000 as of December 31, 2001.

On June 28, 2002, we entered into an Agreement to Prepay and Cancel Promissory Notes (the “Agreement”) with the director, pursuant to which the loans to the director, including the principal balance of $262,000 and accrued interest of $36,222, were paid in full by a cash payment of $58,222 and a transfer of 150,000 shares of our common stock from the director to us. The 150,000 shares had an aggregate fair market value of $240,000 based on the prevailing trading price of $1.60 per share on the date immediately before the Agreement was executed. Under the terms of the Agreement, the amount of the final settlement will be adjusted to reflect the actual liquidation proceeds when we complete the distribution of assets pursuant to the liquidation plan. If the actual liquidation proceeds are greater than $1.60 per share (the amount used to compute the director’s initial cash payment to satisfy the loans), we will pay the director the excess amount. If the liquidation proceeds are less than $1.60 per share, the director will pay us the shortfall amount. The settlement amount will be measured at each financial reporting date, and a receivable from or payable to the director will be recorded. Changes in the settlement amount will be recorded as other income or expense. As of December 31, 2002, we recorded a receivable of $1,500 from the director based on the prevailing trading price of $1.59 per share.

As of December 31, 2002, the remaining balance of the notes receivable from stockholders was $74,000, which represented the principal and accrued interest of the full recourse loan to the former executive officer. The loan, which is secured by 21,000 shares of our common stock, bears interest at three-month LIBOR plus 2%, adjustable on a quarterly basis, and its principal and accrued interest are due in June 2004.

Agreement with Real Communications, Inc.

Prior to our bankruptcy filing, on June 13, 2002, we and Real Communications, Inc. entered into an Asset Purchase Agreement pursuant to which Real Communications, Inc. agreed to purchase some of our assets for a cash purchase price of $1.5 million (the “Asset Sale”), subject to the terms and conditions of the Asset Purchase Agreement. Some or all of the following individuals may become stockholders of Real Communications, Inc.: Daniel Chen, the Chairman of our Board of Directors, Kenyon Mei, our former Chief Operating Officer, and Jow Peng, our former Vice President of Business Development. The terms of the Asset Purchase Agreement provided that the Asset Sale was conditioned upon stockholder approval of the sale and the Plan of Complete Liquidation and Dissolution. The assets to be sold to Real Communications, Inc. consisted of all our intellectual property rights, as well as rights in our customer information sufficient to permit Real Communications, Inc. to continue to support our existing customers, rights in our Etherlink project, and certain related equipment, tools and inventories.

On March 12, 2003, we and Real Communications, Inc. entered into an Addendum to Asset Purchase Agreement (the “Addendum”), which amends, among others, the assets to be sold to Real Communications, Inc. and the cash purchase price. Pursuant to the Addendum, the assets to be sold to Real Communications, Inc. consist of all of the rights and interests in our License Agreement with Alcatel Bell N.V. (the “Alcatel Agreement”) as well as the technology, products, customer list and equipment derived from and/or related to the Alcatel Agreement. In addition, the cash purchase price shall be $2 million. The Asset Purchase Agreement, as modified by the Addendum, has been approved by the Official Committee of Equity Security Holders and the Bankruptcy Court. The Official Committee of Equity Security Holders, or the Equity Committee, consists of four of our stockholders whose appointment to the Equity Committee was approved by the Office of the U.S. Trustee, and they serve as the representatives of our stockholders

Effects of Inflation

Inflation has not been a material factor affecting our business.

Impact of Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 nullifies the guidance of the Emerging Issues Task Force (“EITF”) in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS 146, the FASB acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We expect that the adoption of SFAS 146 will not have any impact on our financial condition, results of operations and cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We believe that the adoption of FIN 45 will have no material impact on our financial condition, results of operations and cash flows.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We believe that the adoption of EITF Issue No. 00-21 will have no material impact on our financial condition, results of operations and cash flows.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. We believe that the adoption of SFAS 148 will have no material impact on our financial condition, results of operations and cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We believe that the adoption of FIN 46 will have no material impact on our financial condition, results of operations and cash flows.

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

WE MAY NOT BE ABLE TO SETTLE ALL OF OUR OBLIGATIONS TO CREDITORS.

We have certain current and future obligations to creditors. These include, without limitation, long-term contractual obligations associated with facilities leases and business agreements with customers and other third parties. We may not be able to settle all of our obligations to creditors, and amounts required to settle our obligations will reduce the amount of remaining capital available for distribution to stockholders. Any litigation with creditors could delay us from liquidating and dissolving. The landlord of our former corporate office filed a motion with the Bankruptcy Court to seek dismissal of our Bankruptcy Case. While the Bankruptcy Court has dismissed the landlord’s motion to dismiss, the landlord has filed an appeal with the United States District Court for the District of Delaware.

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

In November 2001, a complaint captioned Richmon v. Integrated Telecom Express, Inc., No. 01-CV-10108 was filed in federal district court for the Southern District of New York, on behalf of a putative class of persons who purchased our common stock between August 18, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint generally alleged that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities and subsequently issued false and misleading analyst reports. The complaint brought claims for violation of several provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 against those underwriters and also against us and various of our present and former officers and directors. Similar lawsuits concerning more than 300 other companies’ initial public offerings have been filed and coordinated as In re Initial Public Offering Securities Litigation, No. 21 MC 92. In 2002, defendants in the coordinated proceeding filed motions to dismiss on common legal issues. In October 2002, the Court dismissed the individual defendants from the case without prejudice pursuant to a stipulation. In February 2003, the Court granted the motion to dismiss the Exchange Act claim against the Company with leave to amend, but denied the motion with respect to the Securities Act claim. No trial date has been set. We believe we have meritorious defenses and intend to defend this lawsuit vigorously. Pendency of this litigation matter can be expected to result in expenses to us and the diversion of management time and other resources, the extent of which cannot be quantified with any reasonable accuracy given the stage of this litigation matter. If these parties are successful in their claims against us, we may be liable for significant damages, which would substantially reduce, or eliminate, amounts available for distribution to our stockholders.

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

OUR STOCK TRANSFER BOOKS WILL CLOSE AFTER THE CONFIRMATION OF OUR CHAPTER 11 PLAN, AFTER WHICH IT WILL NOT BE POSSIBLE FOR STOCKHOLDERS TO TRADE OUR STOCK.

Our Chapter 11 Plan provides that, subject to certain conditions, on a date to be selected but no later than 30 days after its confirmation date, we will close our stock transfer books and discontinue recording transfers of our common stock. After this date, certificates representing our common stock shall not be assignable or transferable on our books except by will, intestate succession or operation of law. The proportionate interests of all of our stockholders shall be fixed on the basis of their respective stock holdings at the close of business on this date, and, afterwards, any distributions made by us shall be made solely to the stockholders of record at the close of business on this date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of any assignments by will, intestate succession or operation of law.

WE DO NOT EXPECT TO RECOGNIZE MUCH REVENUE FOLLOWING THE ANNOUNCEMENT OF OUR INTENT TO WIND DOWN.

Except for revenue resulting from the sale of our remaining inventory, we do not expect to recognize much, if any, additional revenue. Furthermore, it may be difficult to collect receivables now that we have announced our intent to wind down.

WE WILL CONTINUE TO INCUR THE EXPENSES OF COMPLYING WITH PUBLIC COMPANY REPORTING REQUIREMENTS UNTIL THESE REQUIREMENTS NO LONGER APPLY.

We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome. After the initial distribution under our Chapter 11 Plan, we intend to make the applicable filing with the Securities and Exchange Commission in connection with termination of registration of our common stock under Section 12(g) of the Exchange Act and suspension of duty to file reports pursuant to the Exchange Act. However, the Securities and Exchange Commission may reject such filing and require that we continue to file reports pursuant to the Exchange Act.

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

WE MAY NOT REALIZE THE BENEFITS WE DESIRE TO ACHIEVE FROM OUR BANKRUPTCY PROCESS.

While our Board of Directors chose to pursue the previously announced plan to liquidate and dissolve the Company under the protection of the Bankruptcy Code for a variety of reasons, including to enable us to maximize the amount of capital to be returned to our stockholders and expedite the distribution of cash to our stockholders, we cannot guarantee that these benefits will ultimately be realized from our Bankruptcy Case. The landlord of our former corporate office filed a motion to dismiss our Bankruptcy Case. While the Bankruptcy Court has dismissed the landlord’s motion to dismiss, the landlord has filed an appeal with the United States District Court for the District of Delaware. Furthermore, the bankruptcy process involves substantial costs and expenses, including without limitation legal and professional fees, which would reduce the amount of capital available for distribution to our stockholders. We cannot guarantee that the benefits, if any, that may be realized from the bankruptcy process will outweigh such costs and expenses.

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

WE MAY NOT OBTAIN CONFIRMATION OF OUR CHAPTER 11 PLAN.

Our subordinated creditors and stockholders have voted to accept the Chapter 11 Plan, which is subject to confirmation by the Bankruptcy Court. A confirmation hearing for the Chapter 11 Plan was held on March 25, 2003, at which time the Chapter 11 Plan and evidence and arguments in support of confirmation were presented to the Bankruptcy Court, as were objections to confirmation. The Bankruptcy Court did not confirm the Chapter 11 Plan at the March 25, 2003 hearing but has taken the matter under advisement. We cannot guarantee that the Bankruptcy Court will confirm the Chapter 11 Plan, or that the Bankruptcy Court will confirm the Chapter 11 Plan without requiring any modifications to it.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk, we invest in certificates of deposit and debt securities issued by U.S. government agencies with relatively short maturities. A hypothetical 10% fluctuation in interest rates would not result in a material change in the fair value of our cash, cash equivalents and short-term investments as of December 31, 2002.

Foreign Currency Risk

We do not use foreign currency forward exchange contracts or purchase currency options to hedge local currency cash flows or for trading purposes. All sales arrangements with international customers to date were denominated in U.S. dollars. We had branch operations in Taiwan and in China, which were closed during 2002. Prior to their closures, these foreign offices were limited in their operations. As we do not expect to have any sale of products in the future and we currently have no foreign operations, foreign currency risk is considered minimal.

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

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Integrated Telecom Express, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, the Company filed for Chapter 11 bankruptcy protection on October 8, 2002 and is proceeding to wind-up its affairs and dissolve. Approval of the plan of liquidation by the United States Bankruptcy Court for the District of Delaware is still pending and, accordingly, the Company continues to utilize a going-concern basis of accounting.

PricewaterhouseCoopers LLP

San Jose, California

March 25, 2003

INTEGRATED TELECOM EXPRESS, INC.

BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$18,055	$119,278
Short-term investments	84,840	—
Restricted cash	5,955	—
Accounts receivable, net of allowance for doubtful accounts of $80 and $141	—	1,515
Inventories, net	—	1,819
Prepaid expenses and other current assets	1,752	1,084

Total current assets	110,602	123,696
Property and equipment, net	172	8,877
Licenses, net	—	2,903
Other assets	—	2,660

Total assets	$110,774	$138,136

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$9	$2,198
Accrued expenses and other liabilities	886	3,431
Payable for licenses	—	1,250
Current portion of obligations under capital leases	—	1,437

Total current liabilities	895	8,316
Deferred rent liability	—	482
Liabilities subject to compromise	5,128	—

Total liabilities	6,023	8,798

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value; 200,000 shares authorized; 42,627 and 42,744 shares issued and outstanding	213,309	223,768
Deferred stock-based compensation	(354)	(9,273)
Notes receivable from stockholders	(74)	(361)
Accumulated deficit	(108,054)	(84,796)
Accumulated other comprehensive loss	(76)	—

Total stockholders’ equity	104,751	129,338

Total liabilities and stockholders’ equity	$110,774	$138,136

The accompanying notes are an integral part of these financial statements

INTEGRATED TELECOM EXPRESS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years ended December 31,
	2002	2001	2000
Net revenue	$6,125	$17,039	$54,062
Cost of revenue (inclusive of stock-based compensation expense of $0, $12 and $800)	3,497	12,902	32,003

Gross profit	2,628	4,137	22,059

Operating expenses:
Research and development	6,198	20,611	14,244
Sales and marketing	1,577	4,602	7,126
General and administrative	7,283	7,634	4,888
Deferred stock-based compensation	(1,356)	6,841	20,409
Impairment loss on assets	9,203	3,572	—
Restructuring expenses	—	2,331	—

Total operating expenses	22,905	45,591	46,667

Loss from operations	(20,277)	(41,454)	(24,608)
Chapter 11 related reorganization items	(4,594)	—	—
Interest and other income, net	1,613	5,222	4,472

Net loss	$(23,258)	$(36,232)	$(20,136)

Basic and diluted net loss per share	$(0.55)	$(0.85)	$(0.66)

Shares used in computing basic and diluted net loss per share	42,641	42,594	30,484

The accompanying notes are an integral part of these financial statements

INTEGRATED TELECOM EXPRESS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	No. of Shares of Common Stock	Common Stock and Additional Paid-in Capital	Deferred Stock-Based Compensation	Notes Receivable From Stockholders	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 1999	23,369	$30,768	$(1,241)	$—	$(28,428)	$—	$1,099

Issuance of common stock in connection with initial public offering and private placement	6,607	109,092	—	—	—	—	109,092
Conversion of convertible preferred stock to common stock in connection with initial public offering	11,429	45,000	—	—	—	—	45,000
Issuance of common stock upon exercise of stock options	1,304	2,688	—	(502)	—	—	2,186
Deferred stock-based compensation, net	—	47,512	(47,512)	—	—	—	—
Amortization of deferred stock-based compensation	—	48	21,161	—	—	—	21,209
Accrued interest on notes receivable from stockholders	—	—	—	(26)	—	—	(26)
Net loss	—	—	—	—	(20,136)	—	(20,136)

Balance at December 31, 2000	42,709	235,108	(27,592)	(528)	(48,564)	—	158,424

Issuance of common stock upon exercise of stock options and under employee stock purchase plan	94	303	—	—	—	—	303
Repurchase of common stock	(59)	(177)	—	177	—	—	—
Deferred stock-based compensation, net	—	(11,466)	11,466	—	—	—	—
Amortization of deferred stock-based compensation	—	—	6,853	—	—	—	6,853
Accrued interest on notes receivable from stockholders	—	—	—	(10)	—	—	(10)
Net loss	—	—	—	—	(36,232)	—	(36,232)

Balance at December 31, 2001	42,744	223,768	(9,273)	(361)	(84,796)	—	129,338

Issuance of common stock under employee stock purchase plan	33	56	—	—	—	—	56
Repurchase of common stock	(150)	(240)	—	298	—	—	58
Deferred stock-based compensation, net	—	(10,275)	10,275	—	—	—	—
Amortization of deferred stock-based compensation	—	—	(1,356)	—	—	—	(1,356)
Accrued interest on notes receivable from stockholders	—	—	—	(11)	—	—	(11)
Net loss	—	—	—	—	(23,258)	—	(23,258)
Unrealized loss on investments	—	—	—	—	—	(76)	(76)

Comprehensive loss	—	—	—	—	—	—	(23,334)

Balance at December 31, 2002	42,627	$213,309	$(354)	$(74)	$(108,054)	$(76)	$104,751

The accompanying notes are an integral part of these financial statements

INTEGRATED TELECOM EXPRESS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(23,258)	$(36,232)	$(20,136)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,630	6,242	4,228
Amortization of deferred stock-based compensation	(1,356)	6,853	21,209
Impairment loss on assets	9,203	3,572	—
Non-cash restructuring expenses	—	1,314	—
Loss on sale of assets	400	—	—
Changes in operating assets and liabilities:
Restricted cash	(5,955)	—	—
Accounts receivable	1,515	6,115	(6,257)
Inventories	1,740	4,248	(4,174)
Prepaid expenses and other current assets	(679)	386	(1,037)
Other assets	2,660	(1,902)	(162)
Accounts payable	(2,189)	(6,342)	6,838
Accrued expenses and other liabilities	(5,001)	(6,066)	7,718
Liabilities subject to compromise	5,128	—	—

Net cash provided by (used in) operating activities	(16,162)	(21,812)	8,227

Cash flows from investing activities:
Purchases of short-term investments	(84,916)	—	—
Proceeds from sale of assets	607	—	—
Purchases of property, equipment and licenses	(121)	(6,691)	(7,380)

Net cash used in investing activities	(84,430)	(6,691)	(7,380)

Cash flows from financing activities:
Principal payments on capital lease obligations	(745)	(1,595)	(1,565)
Repayment of notes receivable from stockholder	58	—	—
Proceeds from issuance of common stock, net	56	303	111,278

Net cash provided by (used in) financing activities	(631)	(1,292)	109,713

Net increase (decrease) in cash and cash equivalents	(101,223)	(29,795)	110,560
Cash and cash equivalents at beginning of year	119,278	149,073	38,513

Cash and cash equivalents at end of year	$18,055	$119,278	$149,073

Supplemental disclosure of cash flow information:
Cash paid for interest	$62	$249	$280
Supplemental disclosure of non-cash investing and financing activities:
Settlement of notes receivable by repurchase of common stock	240	177	—
Notes receivable related to issuance of common stock	—	—	502
Assets purchased under capital leases	—	—	4,598
Conversion of convertible preferred stock into common stock	—	—	43,100
Conversion of warrants for convertible preferred stock into warrants for common stock	—	—	1,900

The accompanying notes are an integral part of these financial statements

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Integrated Telecom Express, Inc. (the “Company”, formerly Integrated Technology Express, Inc.) was incorporated in California in May 1995 and reincorporated in Delaware in September 1999. Historically, the Company has provided integrated circuit and software products to the broadband access communications equipment industry. The Company’s products included integrated circuits, software, production designs, network interface cards and test systems that enable communications equipment manufacturers to provide high-speed, cost-effective asymmetric digital subscriber line, or ADSL, equipment to communications service providers and their customers. The industry in which the Company operated is characterized by rapid technological change and significant volatility of product prices.

United Microelectronics Corporation (“UMC”), a public company in Taiwan, directly and indirectly owned approximately 28% of the Company’s outstanding common stock as of December 31, 2002 and 2001.

Liquidation and Bankruptcy Filing

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

In connection with the proposed liquidation announced in April 2002, the Company terminated the majority of its employees and retained a limited number of personnel necessary to facilitate the liquidation process. As of December 31, 2002, the total headcount was seven, decreased from 81 prior to our Board of Directors’ decision to liquidate the Company. Furthermore, the Company expects to liquidate all of its remaining assets, including inventories, property and equipment and intellectual property. For the year ended December 31, 2002, severance expenses totaled $1,802,000, of which $1,236,000 was for the 50 terminated employees in the research and development department, $394,000 was for the 12 terminated employees in the sales and marketing department and $172,000 was for the 12 terminated employees in the general and administrative department. Of the total $1,802,000 severance expenses recorded in 2002, $1,704,000 was paid in 2002 and the remaining balance of $98,000 was paid in the first quarter of 2003.

On October 8, 2002, prior to seeking stockholder approval and ratification of the Plan of Complete Liquidation and Dissolution, the Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware under Case No. 02-12945 (PJW), or the Bankruptcy Case. Pursuant to sections 1107(a) and 1108 of the Bankruptcy Code, the Company is continuing to operate its business and manage its property as a debtor in possession subject to the jurisdiction of the Bankruptcy Court. The Company’s Board of Directors chose to pursue the previously announced plan to liquidate and dissolve the Company under the protection of the Bankruptcy Code for a variety of reasons, which the Board of Directors believe would enable the Company to maximize the amount of capital to be returned to its stockholders and expedite the distribution of cash to its stockholders. Accordingly, the Company is not pursuing the Plan of Complete Liquidation and Dissolution formulated prior to the Bankruptcy Case, but rather the Company is pursuing a liquidation under the Bankruptcy Code.

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Subsequent to the filing of its Bankruptcy Case, the Company focused its efforts on obtaining confirmation of its liquidating reorganization plan, or the Chapter 11 Plan. By way of the Chapter 11 Plan, the Company seeks to liquidate its remaining assets and complete the winding-up of its business. The Chapter 11 Plan also provides for the transfer of all of the Company’s remaining assets to a liquidating debtor to be administered by a plan administrator. The Company’s remaining assets will be distributed to its creditors and stockholders in accordance with the Chapter 11 Plan’s provisions. Subject to a reserve fund for, among others, disputed claims, the balance of the Company’s assets will be distributed to its stockholders on a pro rata basis. The Company’s subordinated creditors and stockholders have voted to accept the Chapter 11 Plan, which is subject to confirmation by the Bankruptcy Court. A confirmation hearing for the Chapter 11 Plan was held on March 25, 2003, at which time the Chapter 11 Plan and evidence and arguments in support of confirmation were presented to the Bankruptcy Court, as were objections to confirmation. The Bankruptcy Court did not confirm the Chapter 11 Plan at the March 25, 2003 hearing but has taken the matter under advisement.

In conjunction with its bankruptcy filing, the Company has requested various types of relief, among which the Company sought authority to reject the facility lease for its former corporate office in San Jose, California, effective October 31, 2002. The Company sought such relief because it did not require the use of the entire facility, which has approximately 48,144 square feet, while it winds down its operations. Further, the facility did not have any value to the Company, as the rent for the premises was in excess of the current lease rates for a similar space. The Company has relocated and, with approval of the Bankruptcy Court, entered into a one-year lease for its new corporate office consisting of approximately 3,558 square feet. The new lease commenced on November 1, 2002. On October 28, 2002, the landlord of the Company’s former corporate office filed a motion with the Bankruptcy Court to seek dismissal of the Bankruptcy Case. On January 8, 2003, the Bankruptcy Court denied the landlord’s motion to dismiss the Bankruptcy Case. On February 7, 2003, the landlord filed an appeal with the United States District Court for the District of Delaware.

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

In conjunction with its bankruptcy filing, the Company has also filed a motion, or the Bid Procedures Motion, with the Bankruptcy Court to establish bidding procedures for the sale of the Company’s assets. The Bankruptcy Court approved the Bid Procedures Motion on October 30, 2002. Prior to its bankruptcy filing, on June 13, 2002 the Company and Real Communications, Inc., a company of which certain of the Company’s directors and officers may become stockholders, entered into an Asset Purchase Agreement pursuant to which Real Communications, Inc. agreed to purchase some of the Company’s assets for a cash purchase price of $1.5 million (the “Asset Sale”), subject to the terms and conditions of the Asset Purchase Agreement. The assets to be sold to Real Communications, Inc. consist of all of the Company’s intellectual property rights, as well as rights in the Company’s customer information sufficient to permit Real Communications, Inc. to continue to support the Company’s existing customers, rights in the Company’s Etherlink project, and certain related equipment, tools and inventories.

Under the Bankruptcy Case, the assets subject to bidding procedures include those assets pertaining to the Asset Sale. The bidding procedures approved by the Bankruptcy Court are designed to ensure that the Company has received the highest and best offer for such assets and that the successful bidder will obtain the protections of the Bankruptcy Code as a good faith purchaser. Bankruptcy Court approval of the proposed sale of assets will substitute for the Company’s original plan to obtain stockholder approval and ratification of the transaction with Real Communications, Inc.

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

On March 12, 2003, the Company and Real Communications, Inc. entered into an Addendum to Asset Purchase Agreement (the “Addendum”), which amends, among others, the assets to be sold to Real Communications, Inc. and the cash purchase price. Pursuant to the Addendum, the assets to be sold to Real Communications, Inc. consist of all of the rights and interests in the License Agreement with Alcatel Bell N.V. (the “Alcatel Agreement”) as well as the technology, products, customer list and equipment derived from and/or related to the Alcatel Agreement. In addition, the cash purchase price shall be $2 million. The Asset Purchase Agreement, as modified by the Addendum, has been approved by the Official Committee of Equity Security Holders and the Bankruptcy Court. The Official Committee of Equity Security Holders, or the Equity Committee, consists of four of the Company’s stockholders whose appointment to the Equity Committee was approved by the Office of the U.S. Trustee, and they serve as the representatives of the Company’s stockholders.

Financial Statement Presentation

The accompanying financial statements have been prepared in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, in connection with its bankruptcy filing, the Company has proposed a plan to liquidate and dissolve the Company. Upon confirmation of the Chapter 11 Plan by the Bankruptcy Court, the Company will adopt the liquidation basis of accounting, which requires the Company to accrue an estimate for all liabilities related to expenses to be incurred during the wind down period. In addition, assets will be stated at their estimated net realizable value, and liabilities will be stated at their anticipated settlement amounts. Accordingly, the accompanying financial statements do not reflect any adjustments to the carrying value of assets or amounts of liabilities that might be necessary under the liquidation basis of accounting.

In accordance with SOP 90-7, liabilities subject to compromise represent the Company’s liabilities incurred prior to the commencement of the Bankruptcy Case and reflect the Company’s current estimate of known or potential allowable claims to be resolved in connection with the Bankruptcy Case. Such claims are subject to future adjustments, which may result from negotiations, actions of the Bankruptcy Court, development with respect to disputed claims, rejection of executory contracts and unexpired leases, proofs of claim, or other events.

As of December 31, 2002, liabilities subject to compromise consisted of the following items (in thousands):

Estimated allowable claim for rejection of the lease for the Company’s former corporate office	$4,140
Capital lease obligations	709
Accounts payable and other liabilities	279

$5,128

The estimated allowable claim for rejection of the lease for the Company’s former corporate office was calculated based on 15% of the total remaining rent payments per the terms of the rejected lease, as permitted under the Bankruptcy Code.

As reflected in the accompanying Statement of Operations for the year ended December 31, 2002, the Chapter 11 related reorganization items totaled $4,594,000, which consisted of $4,140,000 of estimated allowable claim for rejection of the lease for the Company’s former corporate office and $485,000 of professional fees incurred for the Bankruptcy Case, net of gain on sale of assets of $31,000.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are currently maintained with two major financial institutions.

Investments

Investments with original or remaining maturities of greater than three months and less than one year are considered to be short-term. All investments are currently maintained with a major financial institution. As of December 31, 2002, the Company’s short-term investments, which were comprised of U.S. treasury bills and discount notes issued by various U.S. government agencies, were classified as available-for-sale and reported at their fair value. Unrealized gains and losses on investments have been reported as a separate component of accumulated other comprehensive loss.

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

In 2000, the Company acquired various software totaling $4,598,000 under capital leases, which was scheduled to be paid in full by the end of 2002. In connection with the Board of Directors’ decision to liquidate the Company in April 2002, the Company evaluated the recoverability of the leased software and determined that its carrying value was impaired. Accordingly, the net book value of the leased software of $1,129,000 was written off as impairment loss in the second quarter of 2002. See Note 10 to the Financial Statements for further discussion of impairment loss on assets. The accumulated depreciation related to this software was $2,908,000 at December 31, 2001, and the related depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $561,000, $1,683,000 and $1,225,000, respectively.

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, notes receivable, accounts payable and capital lease obligations, are carried at cost, which approximates their fair value because these instruments have short-term maturities or bear interest at market rates.

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

Advertising Expenses

Advertising expenses are charged to operations when incurred and totaled $26,500 and $70,000 for the years ended December 31, 2001 and 2000, respectively. No advertising expenses were incurred in 2002.

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

SFAS 123 requires the disclosure of pro forma net income or loss and earnings per share as if the Company had accounted for its employee stock options under the fair value method in accordance with SFAS 123. The fair value of each option granted to employees was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumption: expected volatilities of 36% in 2002, 95% in 2001, 62% for the period from June 13, 2000 to December 31, 2000, and 0% for all periods before June 13, 2000 (the date of first filing of the Registration Statement for the Company’s initial public offering); risk-free interest rates of 2.20% in 2002, a range of 3.50% to 4.70% in 2001, and 4.90% in 2000; expected lives of two and one-half years in 2002, three and one-half years in 2001 and five years in 2000; and no dividend yield for all periods presented. The weighted average fair value of stock options granted in 2002, 2001 and 2000 was $0.33, $1.73 and $9.99, respectively.

Had compensation expense for the Company’s stock option plan been determined on the fair value at the grant dates consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share would have been as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2002	2001	2000
Net loss—as reported	$(23,258)	$(36,232)	$(20,136)
Additional stock-based compensation expense determined under fair value based method	(5,603)	(6,175)	(4,277)

Net loss—pro forma	$(28,861)	$(42,407)	$(24,413)

Net loss per share:
Basic and diluted—as reported	$(0.55)	$(0.85)	$(0.66)
Basic and diluted—pro forma	(0.68)	(1.00)	(0.80)

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying value of these assets may not be recovered. Determination of recoverability is based on an estimate of undiscounted cash flows resulting from the use of the asset and its ultimate disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of the carrying value or the fair value less selling costs. See Note 10 to the Financial Statements for further discussion of impairment loss on assets.

Income Taxes

The Company accounts for income taxes under the liability approach whereby the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. A valuation allowance is established for any deferred tax assets for which realization is uncertain.

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Loss

The primary difference between net loss and comprehensive loss for the Company arises from unrealized gains or losses on investments. As of December 31, 2002, accumulated other comprehensive loss consisted of an unrealized loss on investments of $76,000. Prior to 2002, there were no reconciling items between the Company’s net loss and its comprehensive loss.

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

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 nullifies the guidance of the Emerging Issues Task Force (“EITF”) in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS 146, the FASB acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company expects that the adoption of SFAS 146 will not have any impact on its financial condition, results of operations and cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of FIN 45 will have no material impact on its financial condition, results of operations and cash flows.

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of EITF Issue No. 00-21 will have no material impact on its financial condition, results of operations and cash flows.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. The Company believes that the adoption of SFAS 148 will have no material impact on its financial condition, results of operations and cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of FIN 46 will have no material impact on its financial condition, results of operations and cash flows.

Reclassifications

Certain reclassifications have been made to prior years’ balances in order to conform to the current year’s presentation.

2.	RELATED PARTY TRANSACTIONS

Shared Facilities and Purchase of Products

In June 1998, the Company sold certain assets, mainly trademarks, licensing agreements and service contracts, to Integrated Technology Express, Inc. (“ITE”) and its U.S. subsidiary (“ITE-US”) for $1,911,000 in cash and $1,931,000 in a note receivable. ITE and the Company have certain stockholders in common, and the Company’s Chairman of the Board of Directors is currently the Chairman of ITE-US’ Board of Directors. The note is due in five equal, annual installments beginning July 1, 1998 and bears interest at 6% per annum. As ITE and the Company have certain stockholders in common, the excess of $2,854,000 of the sales price over the net book value of the assets sold was credited to additional paid-in capital. During 2001, ITE paid in full the note’s remaining principal balance of $793,000 and the related accrued interest receivable of $22,000. Interest income on the note was $29,900 and $50,000 in 2001 and 2000, respectively.

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In March 1998, the Company entered into a reimbursement agreement with ITE-US to share facilities and services of administrative staff and resources. Under the agreement, the parties allocate the costs of the shared portion of their respective operations, using methods that the Company’s management believes are reasonable. Such allocations are not necessarily indicative of the costs that would have been incurred by the Company in transactions with unrelated third parties. The total amounts that the Company billed to ITE-US and was reimbursed by ITE-US were $18,000 and $18,000 in 2002, $76,200 and $110,500 in 2001 and $383,000 and $514,000 in 2000, respectively. Amounts billed to ITE-US are principally related to general and administrative services and are offset against these expenses in the Statement of Operations. The reimbursement agreement has no expiration date; however, starting 2003, the Company and ITE-US do not share any facilities or any other resources and there will be no reimbursement to be billed to and paid by ITE-US. The Company also purchased certain of its finished products from ITE-US, which amounted to $1,024,900 and $4,124,000 in 2001 and 2000, respectively. No such purchases were made in 2002.

Purchase of Raw Materials

The Company purchased integrated circuits for its products from UMC and was dependent upon UMC as its sole manufacturer of its integrated circuits. For the years ended December 31, 2002, 2001 and 2000, purchases from UMC amounted to $742,000, $4,376,500 and $15,951,000, respectively. In connection with the liquidation of the Company, the Company does not plan to purchase additional integrated circuits from UMC starting 2003.

Royalty Arrangements

The Company has entered into a royalty agreement with ITE-US, which requires the Company to pay ITE-US a royalty of less than 2% on sales of products with technologies licensed from ITE-US. Royalty expenses under this royalty agreement were $26,300, $107,500 and $42,300 in 2002, 2001 and 2000, respectively.

The Company has also entered into an agreement with UMC through which UMC extended certain licenses granted by an unrelated third party to the Company in exchange for royalties. The agreement requires the Company to pay UMC a royalty of 1% on integrated circuits purchased from UMC. Royalty expenses under this agreement were $7,800, $20,800 and $136,000 in 2002, 2001 and 2000, respectively.

As of December 31, 2002 and 2001, the net balance due to ITE-US was $500 and $19,100, respectively, and the net balance due to UMC was $1,800 and $20,800, respectively.

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

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The settlement amount will be measured at each financial reporting date, and a receivable from or payable to the director will be recorded. Changes in the settlement amount will be recorded as other income or expense. As of December 31, 2002, the Company recorded a receivable of $1,500 from the director based on the prevailing trading price of $1.59 per share.

As of December 31, 2002, the remaining balance of the notes receivable from stockholders was $74,000, which represented the principal and accrued interest of the full recourse loan to a former executive officer of the Company. The loan, which is secured by 21,000 shares of the Company’s common stock, bears interest at three-month LIBOR plus 2%, adjustable on a quarterly basis, and its principal and accrued interest are due in June 2004.

Agreement with Real Communications, Inc.

Prior to the Company’s bankruptcy filing, on June 13, 2002, the Company and Real Communications, Inc. entered into an Asset Purchase Agreement pursuant to which Real Communications, Inc. agreed to purchase some of the Company’s assets for a cash purchase price of $1.5 million (the “Asset Sale”), subject to the terms and conditions of the Asset Purchase Agreement. Some or all of the following individuals may become stockholders of Real Communications, Inc.: Daniel Chen, the Chairman of the Company’s Board of Directors, Kenyon Mei, the Company’s former Chief Operating Officer, and Jow Peng, the Company’s former Vice President of Business Development. The terms of the Asset Purchase Agreement provided that the Asset Sale was conditioned upon stockholder approval of the sale and the Plan of Complete Liquidation and Dissolution. The assets to be sold to Real Communications, Inc. consisted of all the Company’s intellectual property rights, as well as rights in the Company’s customer information sufficient to permit Real Communications, Inc. to continue to support our existing customers, rights in our Etherlink project, and certain related equipment, tools and inventories.

On March 12, 2003, the Company and Real Communications, Inc. entered into an Addendum to Asset Purchase Agreement (the “Addendum”), which amends, among others, the assets to be sold to Real Communications, Inc. and the cash purchase price. Pursuant to the Addendum, the assets to be sold to Real Communications, Inc. consist of all of the rights and interests in the Company’s License Agreement with Alcatel Bell N.V. (the “Alcatel Agreement”) as well as the technology, products, customer list and equipment derived from and/or related to the Alcatel Agreement. In addition, the cash purchase price shall be $2 million. The Asset Purchase Agreement, as modified by the Addendum, has been approved by the Official Committee of Equity Security Holders and the Bankruptcy Court. The Official Committee of Equity Security Holders, or the Equity Committee, consists of four of the Company’s stockholders whose appointment to the Equity Committee was approved by the Office of the U.S. Trustee, and they serve as the representatives of the Company’s stockholders.

3.	SHORT-TERM INVESTMENTS

The following table summarizes the Company’s short-term investments as of December 31, 2002 (in thousands):

	Amortized Cost	Unrealized Loss	Fair Value
U.S. treasury bills	$13,963	$(9)	$13,954
U.S. government agencies’ discount notes	70,953	(67)	70,886

	$84,916	$(76)	$84,840

The Company had no short-term investments as of December 31, 2001.

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

4.	RESTRICTED CASH

As of December 31, 2002, restricted cash consisted of a certificate of deposit of $2,455,000 and an escrow fund of $3,500,000. The certificate of deposit is to secure the letter of credit, which was issued to the landlord of the Company’s former corporate office and is to be maintained until such time the Company has achieved six consecutive quarters of operational profitability. In connection with its Bankruptcy Case described in Note 1 to the Financial Statements, the Company rejected the facility lease of its former corporate office and did not renew the letter of credit, which expired on February 24, 2003. The certificate of deposit will be liquidated to provide for the draw against the letter of credit by the landlord subsequent to the expiration of the letter of credit. The certificate of deposit was classified as other non-current assets as of December 31, 2001.

On October 4, 2002, the Company set up an escrow fund of $3,500,000, which is solely for the purposes of making payments to the Company’s Chief Executive Officer and its Chief Financial Officer, in accordance with the terms of their second amended and restated employment agreements. See Note 7 to the Financial Statements for further details of these amended and restated employment agreements. Distributions from the escrow fund to settle the Company’s obligations under these employment agreements will be made no later than September 1, 2003, and any remaining balance in the escrow fund will be returned to the Company.

5.	BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items (in thousands):

	December 31,
	2002	2001
Inventories, net:
Work in progress	$—	$16
Finished goods	—	1,803

	$—	$1,819

Property and equipment, net:
Machinery and computer equipment	$155	$4,172
Software	15	6,584
Furniture and fixtures	10	360
Leasehold improvements	—	3,898

	180	15,014
Accumulated depreciation and amortization	(8)	(6,137)

	$172	$8,877

Accrued expenses and other liabilities:
Compensation and benefits	$560	$925
Professional fees	261	375
Customer deposits	—	1,500
Deferred revenue	—	281
Other	65	350

	$886	$3,431

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

6.	LICENSING AND ROYALTY ARRANGEMENTS

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

In connection with the Board of Directors’ decision to liquidate the Company in April 2002, the Company evaluated the recoverability of the license and determined that its carrying value was impaired. Accordingly, the net book value of the license of $2,500,000 was written off as impairment loss in the second quarter of 2002. See Note 10 to the Financial Statements for further discussion of impairment loss on assets. As of December 31, 2001, the related accumulated amortization was $5,143,000. Amortization expense, including amortization of minimum royalties, was $357,000, $2,215,000 and $1,714,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and was included in cost of revenue.

7.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its corporate office in Cupertino, California, under a noncancelable operating lease, which has a one-year term commencing on November 1, 2002. The annual base rent of $85,400 was paid in full prior to the inception of the lease as required by the lease agreement. In connection with its bankruptcy filing, the Company rejected the facility lease for its former corporate office in San Jose, California, effective October 31, 2002. As of December 31, 2002, the Company recorded an accrual of $4,140,000 related to the rejected lease for the estimated maximum amount of allowable claim, which approximates 15% of the total rental payments for the remaining terms of the facility lease. The accrual has been included in the balance of liabilities subject to compromise in the accompanying Balance Sheet as of December 31, 2002, and the charge has been classified as a Chapter 11 related reorganization item in the accompanying Statement of Operations for the year ended December 31, 2002.

Rent expenses totaled $1,980,000, $3,655,000 and $603,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company has acquired certain software under a capital lease, which was scheduled to be paid in full by the end of 2002. As of December 31, 2002, the outstanding principal balance and accrued interest of this capital lease obligation totaled $709,000, which was included in the balance of liabilities subject to compromise in the accompanying Balance Sheet as of December 31, 2002.

Letter of Credit

As of December 31, 2002, the Company maintained an irrevocable standby letter of credit with a financial institution in the amount of $2,455,000. The letter of credit, which is secured by a certificate of deposit, represents an additional security deposit for the Company’s former corporate office. In connection with its bankruptcy filing, the Company rejected the facility lease of its former corporate office and did not renew the letter of credit, which expires on February 24, 2003. The certificate of deposit will be liquidated to provide for the draw against the letter of credit by the landlord subsequent to the expiration of the letter of credit.

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Employment Arrangements with James Regel, James Williams and Kenyon Mei

On October 4, 2002, the Company entered into the Second Amended and Restated Employment Agreement with James Regel, the Company’s President and Chief Executive Officer. Pursuant to the amended employment agreement with Mr. Regel, all stock options previously granted to Mr. Regel were immediately cancelled and, in exchange for the cancellation of his stock options, Mr. Regel is entitled to receive a cash bonus equal to an amount determined by multiplying (i) the difference between the per share amount of distribution the Company’s stockholders receive in connection with the Bankruptcy Case and the exercise price per share with respect to the cancelled options by (ii) the number of shares of common stock subject to the cancelled options. The cash bonus will be paid to Mr. Regel upon the date(s) the Company makes distributions to its stockholders. Prior to October 4, 2002, Mr. Regel was granted stock options to purchase 1,950,000 shares of the Company’s common stock with an average exercise price of $1.19 per share. The amended employment agreement with Mr. Regel further provides that, upon the earlier of September 1, 2003 or the distribution of more than 50% of the Company’s net assets to its stockholders in connection with the Bankruptcy Case, Mr. Regel shall receive (i) a lump sum severance payment equal to his annual base salary of $400,000, (ii) a payment of the remaining target performance bonus of $32,500, (iii) a payment equal to the difference, if any, between $1,000,000 and the cumulative amount of cash bonus received by Mr. Regel mentioned above, and (iv) a payment of insurance premiums for continuation of health insurance coverage for 18 months.

On October 4, 2002, the Company entered into the Second Amended and Restated Employment Agreement with James Williams, the Company’s Chief Financial Officer. Pursuant to the amended employment agreement with Mr. Williams, all stock options previously granted to Mr. Williams were immediately cancelled and, in exchange for the cancellation of his stock options, Mr. Williams is entitled to receive a cash bonus equal to an amount determined by multiplying (i) the difference between the per share amount of distribution the Company’s stockholders receive in connection with the Bankruptcy Case and the exercise price per share with respect to the cancelled options by (ii) the number of shares of common stock subject to the cancelled options. The cash bonus will be paid to Mr. Williams upon the date(s) the Company makes distributions to its stockholders. Prior to October 4, 2002, Mr. Williams was granted stock options to purchase 750,000 shares of the Company’s common stock with an average exercise price of $1.02 per share. The amended employment agreement with Mr. Williams further provides that, upon the earlier of September 1, 2003 or the date the Company files a final decree with the Bankruptcy Court in connection with the Bankruptcy Case, Mr. Williams shall receive (i) a lump sum severance payment equal to his annual base salary of $225,000, (ii) a payment of the remaining target performance bonus of $22,750, (iii) a payment equal to the difference, if any, between $500,000 and the cumulative amount of cash bonus received by Mr. Williams mentioned above, and (iv) a payment of insurance premiums for continuation of health insurance coverage for 18 months.

The Company has set up an escrow fund of $3,500,000 solely for the purpose of making payments to Mr. Regel and Mr. Williams in accordance with their Second Amended and Restated Employment Agreements. In addition, as of December 31, 2002, the Company recorded an accrual of $424,000 for future payments of Mr. Regel’s and Mr. Williams’ cash and target performance bonuses mentioned above. The accrual is calculated based on the assumption that the executives’ cash and target performance bonuses are earned monthly on a straight-line basis from October 4, 2002 to September 1, 2003, and is adjusted on each financial statement date using the best estimate of the per share amount of distributions to the Company’s stockholders, or if distributions have been made, the actual per share amount of distributions to the Company’s stockholders.

On June 12, 2002, the Company and Kenyon Mei, its former Chief Operating Officer, entered into an Addendum to Offer Letter, which amends the offer letter dated August 27, 2001. The Addendum to Offer Letter provides that upon stockholder approval of the proposed liquidation of the Company, all stock options previously granted to Mr. Mei shall become 100% exercisable and that Mr. Mei is permitted to issue to the Company a secured non-recourse promissory note to pay for the exercise price of these stock options.

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The secured note, which shall have a principal amount equal to the aggregate exercise price of his stock options plus the amount of any withholding taxes as a result of such exercise, shall include the following terms: (i) the secured note shall be payable on the date the Company makes the initial distribution to its stockholders in connection with the proposed liquidation and shall be repaid in full by distributions from the Company with respect to the Company’s common stock acquired by Mr. Mei through the exercise of his stock options; (ii) the secured note shall bear interest at the applicable federal rate necessary to avoid imputed income; and (iii) the secured note shall be fully secured by the Company’s common stock acquired by Mr. Mei through the exercise of his stock options. The Addendum to Offer Letter further provides that if Mr. Mei is involuntarily terminated for other than for cause (as defined in the Addendum to Offer Letter), Mr. Mei is entitled to receive a lump sum severance payment equal to his six months’ base salary of $125,000, a payment of the remaining unearned target performance bonus of $22,750 and a reimbursement by the Company for continuation of health insurance coverage for six months from the date of termination. Mr. Mei’s employment with the Company was terminated on June 30, 2002, and he received in July 2003 a lump sum payment of the severance and the remaining unearned target performance bonus set forth in the Addendum to Offer Letter.

Legal Proceedings

In November 2001, a complaint captioned Richmon v. Integrated Telecom Express, Inc., No. 01-CV-10108 was filed in federal district court for the Southern District of New York, on behalf of a putative class of persons who purchased the Company’s common stock between August 18, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint generally alleged that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in the Company’s initial public offering of securities and subsequently issued false and misleading analyst reports. The complaint brought claims for violation of several provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 against those underwriters and also against the Company and various of the Company’s present and former officers and directors. Similar lawsuits concerning more than 300 other companies’ initial public offerings have been filed and coordinated as In re Initial Public Offering Securities Litigation, No. 21 MC 92. In 2002, defendants in the coordinated proceeding filed motions to dismiss on common legal issues. In October 2002, the Court dismissed the individual defendants from the case without prejudice pursuant to a stipulation. In February 2003, the Court granted the motion to dismiss the Exchange Act claim against the Company with leave to amend, but denied the motion with respect to the Securities Act claim. No trial date has been set. The Company believes it has meritorious defenses and intends to defend this lawsuit vigorously. While the outcome of these claims is currently not determinable, the Company expects to resolve these claims through its Bankruptcy Case, and the Company does not expect that the ultimate costs to resolve these claims will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In addition to the lawsuit mentioned above, from time to time, the Company may become involved in litigation relating to claims arising from its ordinary course of business. The Company is not currently a party to any material legal proceedings of this nature.

8.	STOCKHOLDERS’ EQUITY

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

In September 2000, the Company issued to the landlord of its former corporate office a warrant to purchase 200,000 shares of common stock at an exercise price of $23.50. The warrant was exercisable at any time until March 2002. In addition, in October 2000, the Company modified the terms of the stock options to purchase 100,000 shares of the Company’s common stock, which were previously granted to this landlord at an exercise price of $18.00, to provide for 100% acceleration of vesting effective immediately. In connection with the issuance of the warrant and the modification of the vesting term of the stock options, the Company has recorded a deferred stock-based compensation of $2,903,000, of which the amortization expense was $290,000 and $242,000 in 2002 and 2001, respectively. As the facility lease for the Company’s former corporate office was rejected in connection with the Bankruptcy Case, the unamortized balance of deferred stock-based compensation of $2,371,000 was charged to expense in the fourth quarter of 2002. The warrant was not exercised when it expired in March 2002.

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

9.	EMPLOYEE BENEFIT PLANS

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP Plan”) under which 1,454,173 shares of common stock have been reserved for issuance. Eligible employees may purchase the Company’s common stock through payroll deductions (which cannot exceed 10% of the employee’s compensation) at 85% of the fair market value at the beginning of the applicable offering period or at the end of each interim period, whichever is lower. 33,300 shares and 62,831 shares of common stock were issued under the ESPP Plan in 2002 and 2001, respectively. No shares of common stock were issued under the ESPP Plan in 2000. As of December 31, 2002, 1,358,042 shares of common stock were available for issuance under the ESPP Plan. The ESPP Plan currently has no participant and will be terminated when the Company files the certificate of dissolution with the State of Delaware in connection with its liquidation.

Stock Option Plans

The Company’s 2001 Nonstatutory Stock Option Plan (the “2001 Plan”) provides for the granting of nonstatutory stock options (“NSOs”) to non-officer employees and consultants, except that NSOs may be granted to officers in connection with an officer’s initial service to the Company. Pursuant to the 2001 Plan, the terms and conditions of NSOs are determined by the Board of Directors, and 4,500,000 shares of common stock have been reserved for issuance. As of December 31, 2002, options to purchase 1,250,000 shares of common stock were outstanding, and 3,250,000 shares were available for future grant under the 2001 Plan.

The Company’s 2000 Stock Plan, as amended, (the “2000 Plan”) provides for the granting of incentive stock options (“ISOs”), NSOs and restricted stock to eligible employees, directors and consultants. Pursuant to the 2000 Plan, the terms and conditions of stock options and restricted stock granted under the 2000 Plan are determined by the Board of Directors, provided that (i) the exercise price for ISOs is not less than the fair market value of the Company’s common stock on the date of grant (or not less than 110% of the fair market value for ISOs granted to holders of more than 10% of the Company’s voting stock) and (ii) the exercise price for NSOs intended to qualify as performance-based compensation is not less than the fair value of the common stock on the date of grant. As of December 31, 2002, the number of shares of common stock reserved for issuance under the 2000 Stock Plan was 5,808,345, options to purchase 1,503,659 shares of common stock were outstanding and 4,304,686 shares were available for future grant. The number of shares reserved for issuance will automatically increase on the first day of the Company’s fiscal year beginning in 2002 in an amount equal to the lesser of (i) 2,500,000 shares, (ii) 4% of the outstanding shares on such date or (iii) a lesser amount determined by the Board of Directors. The Company’s Board of Directors has suspended such automatic increase in consideration of the proposed liquidation of the Company.

The Company terminated the 1996 Stock Plan upon its initial public offering in August 2000. No further stock options were granted under the 1996 Stock Plan, and all outstanding stock options continue to be governed by the terms and conditions of the existing stock option agreements for those grants. As of December 31, 2002, options to purchase 3,525,887 shares of common stock were outstanding.

The Company’s 2001 Director Option Plan (the “2001 Director Plan”) provides for the automatic granting of NSOs to outside directors. Pursuant to the 2001 Director Plan, each new outside director is granted an option to purchase 40,000 shares of common stock (the “First Option”) on the date of appointment. (Outside directors appointed prior to the adoption of the 2001 Director Plan did not receive the First Option.) The First Option has the following vesting term: 34% vested one year from the date of grant and 33% each vested on the second and the third anniversary of its date of grant.

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

On May 31st of each year, each outside director will be granted an option to purchase 10,000 shares of common stock (the “Subsequent Option”), except that, for outside directors appointed after the adoption of the 2001 Director Plan, the Subsequent Option will not be granted until the First Option has entirely vested. The Subsequent Option becomes 100% exercisable one year from the date of grant. The First Option and the Subsequent Option have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. 500,000 shares of common stock have been reserved for issuance under the 2001 Director Plan. As of December 31, 2002, options to purchase 70,000 shares of common stock were outstanding, and 430,000 shares were available for future grant. The Company’s Board of Directors has suspended the granting of the Subsequent Option in 2002 and thereafter in consideration of the proposed liquidation of the Company.

Stock options granted from the above stock plans generally expire within 10 years from the date of grant.

Activities under the Company’s stock option plans are summarized as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise price
Balance at December 31, 1999	7,116,150	$2.78
Options granted	5,729,528	6.43
Options exercised	(1,304,411)	2.02
Options canceled	(965,812)	7.25

Balance at December 31, 2000 (2,906,075 shares exercisable at a weighted average price of $3.45 per share)	10,575,455	4.48
Options granted	8,299,081	2.81
Options exercised	(31,514)	3.11
Options canceled	(3,802,951)	4.72

Balance at December 31, 2001 (5,068,406 shares exercisable at a weighted average price of $3.98 per share)	15,040,071	3.51
Options granted	5,000	1.52
Options exercised	—	—
Options canceled	(8,695,525)	3.28

Balance at December 31, 2002 (4,727,322 shares exercisable at a weighted average price of $4.12 per share)	6,349,546	3.82

The following table summarizes information about stock options outstanding at December 31, 2002:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.18–1.55	1,255,000	6.30	$1.40	234,375	$1.55
2.20–2.87	369,028	4.09	2.65	217,099	2.61
3.00	2,420,805	1.74	3.00	2,297,397	3.00
4.00	889,732	4.38	4.00	788,216	4.00
5.16	900,341	3.67	5.16	855,028	5.16
7.06–8.03	213,540	4.00	7.36	139,107	7.27
13.38–18.00	301,100	3.78	14.92	196,100	15.75

	6,349,546	3.59	3.82	4,727,322	4.12

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Activities under the RSPP are summarized as follows:

	Rights Outstanding
	Number Outstanding	Weighted Average Exercise Price
Rights granted in 2000	760,000	$5.57
Rights canceled in 2001	(362,500)	5.32
Rights canceled in 2002	(397,500)	5.81

Balance at December 31, 2002	—	—

APB 25 Compensation Costs Related to Employees

As calculated under APB 25, deferred stock-based compensation costs related to stock options and rights to purchase restricted stock granted to employees in 1997 and 2000 totaled $21,412,000 through December 31, 2002. For the year ended December 31, 2002, the Company recorded a net benefit of deferred stock-based compensation in the amount of $4,965,000, which consisted of an amortization of $1,923,000 and a reversal of previously recognized amortization of $6,888,000 associated with unvested stock options and rights to purchase restricted stock that were canceled due to employee terminations. As the deferred stock-based compensation is amortized using the accelerated method, the amortization expense recorded in any fiscal periods may be related to vested as well as unvested stock options. The previously recognized amortization expense associated with unvested stock options is to be reversed when the unvested stock options are cancelled. For the year ended December 31, 2001, the Company recorded a net expense of deferred stock-based compensation in the amount of $5,509,000, which consisted of an amortization of $9,301,000 and a reversal of previously recognized amortization of $3,792,000 associated with unvested stock options and rights to purchase restricted stock that were canceled due to employee terminations. For the year ended December 31, 2000, amortization of deferred stock-based compensation was $19,482,000.

The Company entered into Amended and Restated Employment Agreements with Mr. Regel and Mr. Williams in May 2002 and an Addendum to Offer Letter with Mr. Mei in June 2002. These agreements provided that all stock options previously granted to the executives were to become fully exercisable upon the Company’s stockholders approval of the proposed liquidation and that each executive was allowed to issue a secured non-recourse promissory note to the Company to pay for the exercise price of his stock options. Due to these modifications, the Company revalued the executives’ stock options based on the intrinsic value of the stock options at the respective dates of modification and each balance sheet date. As a result, the Company recorded an amortization of deferred stock-based compensation of $404,000 in total during 2002. As discussed in Note 7 above, on October 4, 2002, the Company and Mr. Regel and Mr. Williams entered into the Second Amended and Restated Employment Agreements, which provide that their stock options were cancelled in exchange for future payments of a cash bonus. Accordingly, the related unamortized balance of deferred stock-based compensation of $542,000 was charged to expense in October 2002.

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

SFAS 123 Compensation Costs Related to Consultants

In 2000, the Company granted to consultants stock options to purchase 312,500 shares of common stock under the 1996 Stock Plan. No stock options were granted to consultants in 2002 and 2001. In February 2001, upon resignation of the Company’s former chief executive officer, the Company and the former chief executive officer entered into a settlement agreement, pursuant to which the former chief executive officer was to provide consulting services from the resignation date to February 28, 2002. The settlement also extended the life of the stock options previously granted to the former chief executive officer. In accordance with FIN 44, the Company revalued the surviving stock options to purchase 886,623 shares of common stock and recorded a stock-based compensation expense of $1,041,000 using the Black-Scholes option pricing model with the following assumptions: expected volatility of 80%, risk-free interest rate of 4.43%, expected life of three years and no dividend yield.

The aggregate exercise price of outstanding stock options granted to consultants amounted to $5,993,000, $7,940,000 and $4,552,000 as of December 31, 2002, 2001 and 2000, respectively. Certain of these stock options vest over periods of up to four years, and the Company will be required to record the change in the fair value of these stock options at each reporting date prior to vesting and then finally at the vesting date of the stock option. The balance of deferred stock-based compensation computed in accordance with SFAS No. 123 related to these stock options was $0, $2,000 and $178,000 as of December 31, 2002, 2001 and 2000, respectively. Amortization of deferred stock-based compensation amounted to $2,000, $1,102,000 and $1,727,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

401(k) Plan

In August 2002, the Company’s Board of Directors approved the termination of the Company’s 401(k) Plan effective September 30, 2002. The Company has filed with the Internal Revenue Service an application for an advance determination with respect to the plan’s termination and has not received the final determination letter. Distributions of all account balances under the 401(k) Plan were completed in October 2002. The Company did not make any matching or additional contributions to the 401(k) Plan on its employees’ behalf in 2002, 2001 and 2000.

10.	IMPAIRMENT LOSS ON ASSETS

On April 18, 2002, the Company’s Board of Directors deemed advisable the liquidation and dissolution of the Company and adopted a Plan of Complete Liquidation and Dissolution. In consideration of the Board of Directors’ decision, the Company evaluated the recoverability of its long-lived assets, including property and equipment and licenses, in accordance with SFAS 144 and determined that their carrying values were impaired. Accordingly, the Company recorded an impairment loss of $9,203,000 to write down these long-lived assets to their estimated current fair values in the second quarter of 2002. The Company estimated that the impaired assets had an aggregate fair value of $273,000 as of June 30, 2002. The fair value of these impaired assets was estimated based on the sales price of similar assets that were sold to third parties during the second quarter of 2002, sales proceeds expected to be received from pending sale transactions, or other market value information that was readily available. To the extent that an impaired asset was not transferable and could not be sold or in cases where the Company is not expecting to locate any buyer, assets were fully written off.

During fiscal 2001, the Company discontinued certain research and development projects. The Company had previously licensed certain technologies for use in these projects and also made advance royalty payments. As the Company had no plans for alternative use of these technologies, the related license fees and prepaid royalties totaling $3,572,000 were written off.

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

11.	RESTRUCTURING EXPENSES

In November 2001, the Company announced a restructuring program to streamline operations and reduce costs. The restructuring program included a worldwide workforce reduction, restructuring of certain business functions and closure of the research and development facility in Hsin Chu, Taiwan. As a result of the workforce reduction, the Company terminated approximately 50 employees worldwide and recorded a charge of $842,000 for severance and fringe benefits in the fourth quarter of 2001, which was paid in full as of June 30, 2002. In connection with the closure of the Hsin Chu facility, the Company recorded a charge of $1,489,000, of which $175,000 was the cost of terminating the office lease and $1,314,000 was the write-off of the facility’s leasehold improvements and other fixed assets. The office lease for the Hsin Chu facility was terminated on March 31, 2002.

The following table summarizes the activities related to accrued restructuring expenses in the fourth quarter of 2001 and in 2002 (in thousands):

	Total Charges	Noncash Charges	Cash Payments in 2001	Balance at December 31, 2001	Cash Payments in 2002	Balance at December 31, 2002
Workforce reduction	$842	$—	$(743)	$99	$(99)	$—
Closure of facility	1,489	(1,314)	(175)	—	—	—

	$2,331	$(1,314)	$(918)	$99	$(99)	$—

12.	INCOME TAXES

No federal or state income taxes or income tax benefits were recorded for the years ended December 31, 2002, 2001 and 2000, as the Company incurred net losses during these periods and potential deferred tax benefits associated with net operating loss carryforwards were completely offset by a full valuation allowance. Deferred tax assets consist of the following (in thousands):

	December 31,
	2002	2001
Net operating loss carryforwards	$24,504	$13,183
Research credit carryforwards	2,311	3,782
Capitalized research and development	573	655
Reserves and accruals	1,913	1,432
Depreciation and amortization	1,918	3,050

Gross deferred tax assets	31,219	22,102
Valuation allowance	(31,219)	(22,102)

Net deferred tax assets	$—	$—

Based on the available objective evidence, management believes that it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company provided a full valuation allowance against its deferred tax assets as of December 31, 2002 and 2001. The valuation allowance was increased by $9,117,000 in 2002 and $11,809,000 in 2001, and it was decreased by $1,605,000 in 2000.

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

As of December 31, 2002, the Company’s federal and state net operating loss carryforwards for income tax purposes were approximately $66,700,000 and $30,700,000, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2013, and the state net operating loss carryforwards will begin to expire in 2003. As of December 31, 2002, the Company’s federal and state research credit carryforwards for income tax purposes were approximately $1,000,000 and $1,300,000, respectively. If not utilized, the federal research credit carryforwards will begin to expire in 2013. The state research credits can be carried forward indefinitely. Under the Tax Reform Act of 1986, the amount of benefits from net operating loss carryforwards may be limited as the Company has incurred a cumulative ownership change of more than 50%.

13.	NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the period indicated (in thousands, except per share amounts):

	Years Ended December 31,
	2002	2001	2000
Numerator:
Net loss	$(23,258)	$(36,232)	$(20,136)

Denominator:
Shares used in computing basic and diluted net loss per share	42,641	42,594	30,484

Basic and diluted net loss per share attributable to common stockholders	$(0.55)	$(0.85)	$(0.66)

Antidilutive securities including options, warrants, convertible preferred stock and restricted stock rights not included in net loss per share calculation	7,564	16,852	12,982

14.	CONCENTRATIONS

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, short-term investments and accounts receivable. Substantially all of the Company’s cash, cash equivalents and short-term investments are maintained with two major financial institutions in the United States. The Company limits its investments to those that are short-term and low risk. At times, deposits held with banks may exceed federally insured limits.

Concentration of credit risk with respect to accounts receivable is generally limited due to the Company’s on-going evaluation of its customers’ credit worthiness and the established long-term relationship with certain customers. In addition, the Company generally requires a letter of credit to be established by customers in foreign countries before shipment of products is made to these customers. In 2002, sales to one customer accounted for 44.0% of net revenue; in 2001, sales to one customer accounted for 39.2% of net revenue; and in 2000, sales to two customers accounted for 11.6% and 11.1% of net revenue. As of December 31, 2002, a receivable from one customer accounted for 100% of the gross accounts receivable balance. As of December 31, 2001, receivables from three customers accounted for 48.8%, 13.4% and 12.1% of the gross accounts receivable balance.

INTEGRATED TELECOM EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

15.	GEOGRAPHIC INFORMATION

The Company operates in one business segment, which is to design, develop and sell integrated circuits and software solutions to the broadband access communications equipment industry. The Company’s net revenue was attributable to the following countries or regions (in thousands):

	Years Ended December 31,
	2002	2001	2000
Asia:
Taiwan	$1,821	$1,548	$5,387
South Korea	1,353	8,170	32,189
Other Asian countries	59	239	3,031

	3,233	9,957	40,607
United States	2,892	5,580	9,534
Europe	—	1,502	3,921

	$6,125	$17,039	$54,062

Substantially all of the Company’s assets as of December 31, 2002 and 2001 were located in the United States.

16.	GUARANTEES

The Company provides its customers a limited product warranty. Historically, the Company incurred minimal costs related to its product warranty. Accordingly, the Company has recorded warranty costs as incurred, and there was no accrual for warranty costs as of December 31, 2002.

In accordance with the Company’s Bylaws and to the maximum extent permitted by the General Corporate Law of Delaware, the Company indemnifies its current and former officers and board of directors against expenses, fines, judgments and settlements incurred in connection with any proceeding arising by reason that such individual is or was an agent of the Company. The Company maintains a directors and officers liability insurance policy that limits the Company’s exposure in certain legal proceedings. The Company believes that the fair value of the indemnification of its officers and board of directors is immaterial due to the coverage provided by the directors and officers liability insurance policy.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Board of Directors

The authorized number of directors is currently established at eight. The Company’s Certificate of Incorporation provides that the directors shall be divided into three classes, with the classes serving for staggered, three-year terms. Currently, three directors are in Class I, and two directors are in each of Class II and III. It was intended that each of the Class II directors would hold office until the date of the 2002 Annual Meeting of Stockholders, or until his successor has been duly elected and qualified, and each of the Class III directors would hold office until the date of the 2003 Annual Meeting of Stockholders, or until his successor has been duly elected and qualified. Each of the Class I directors will hold office until the date of the 2004 Annual Meeting of Stockholders or until his successor has been duly elected and qualified. No annual meeting of stockholders was held in 2002, and the Company does not anticipate holding an annual meeting of stockholders in 2003.

The following table sets forth the name and age of each director of the Company, his principal occupation and the period during which he has served as a director of the Company. Additional information about each director follows the table.

Name	Age	Principal Occupation	Director Since
Class I Directors:
John Cioffi	46	Professor of Electrical Engineering, Stanford University	1999
David Lam	60	Chairman of the David Lam Group	1999
Sena Reddy	54	Chief Operating Officer of Velio Communications Inc.	2000

Class II Directors:
Young Way Liu	47	Vice Chairman of the Board of Directors of the Company	1995
Michael Callahan	67	Retired	2000

Class III Directors:
Daniel (Wen Chi) Chen	49	Chairman of the Board of Directors	1995
Peter J. Courture	48	Chief Strategic Officer of United Microelectronics Corporation and Secretary of the Company	1995

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

John Cioffi has served as a director since December 1999. Dr. Cioffi has been a professor of electrical engineering at Stanford University since January 1986. From March 1998 to November 1999, Dr. Cioffi was an electrical engineer for Texas Instruments Incorporated, a global semiconductor company and a designer and supplier of digital signal processors and analog integrated circuits. From July 1991 to March 1998, Dr. Cioffi was a founder, Chief Technical Officer and director of Amati Communications Corporation, a manufacturer of DSL components and equipment that has since been acquired by Texas Instruments. Dr. Cioffi is currently a director of ClariPhy, Inc., Marvell Semiconductor, Inc., Teknovus, Inc. and Teranetics, Inc.

Peter J. Courture is a co-founder of the Company and has served as the Secretary and a director since May 1995. Since September 2000, Mr. Courture has served as the Chief Strategic Officer of United Microelectronics Corporation (“UMC”), a semiconductor manufacturing company and a stockholder of the Company. From 1993 to August 2000, Mr. Courture was the General Counsel of UMC. Mr. Courture has also served as a director of UMC since May 2001. Mr. Courture is also the sole shareholder of Law+, a provider of legal services to the Company.

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

Sena Reddy has served as a director since November 2000. Since November 2001, Mr. Reddy has been an independent advisor to various start-up companies. From May 2000 to October 2001, Mr. Reddy was the Chief Operating Officer of Velio Communications Inc., a privately-held optical network components supplier. From January 1997 to May 2000, Mr. Reddy was an Executive Vice President of Operations for MMC Networks, a network processor company that has since been acquired by Applied Micro Circuits Corporation. From October 1985 to January 1997, Mr. Reddy was a Senior Vice President of World-Wide Operations of Cirrus Logic Inc., a leading supplier of peripheral products for personal computers.

Executive Officers

Our executive officers and their ages as of December 31, 2002 are as follows.

Name	Age	Position
James Regel	60	President and Chief Executive Officer
James Williams	59	Senior Vice President of Finance, Treasurer and Chief Financial Officer

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

James Williams has served as Senior Vice President of Finance, Treasurer and Chief Financial Officer since October 2001. From December 2000 to August 2001, Mr. Williams was Senior Vice President of Finance and Administration, Secretary, Treasurer and Chief Financial Officer of Network Peripherals Inc., a manufacturer of networking equipment. From March 1999 to September 2000, Mr. Williams was Vice President of Finance, Technology, Operations and Business Integration for E*TRADE Group, a provider of online personal financial services. From November 1997 to February 1999, Mr. Williams was a financial consultant serving in the capacity of a chief financial officer for Sterigenics International, Inc., a provider of radiation processes for sterilization of surgical equipment and certain food products, Fourth Network @ Hotel, Inc., a provider of high speed Internet access for hotel rooms around the world, and other high-tech companies.

There are no family relationships between any directors or executive officers of the Company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company’s executive officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the “SEC”) and the National Association of Securities Dealers, Inc. Such persons are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2002, all officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth the compensation earned for services rendered to the Company for the three most recently completed fiscal years (or, if shorter, the period of employment) by the Company’s Chief Executive Officer and the most highly compensated executive officer other than the Chief Executive Officer who was serving as an executive officer at the end of the last completed fiscal year and whose salary and bonus exceeded $100,000. These individuals are referred to as the “Named Executive Officers” here and elsewhere in this report. There were no other executive officers as of the end of the Company’s last fiscal year.

Name and Principal Position	Year	Annual Compensation			Long-term Compensation Awards		All Other Compensation(2)
		Salary	Bonus(1)		Securities Underlying Options(#)
James Regel President and Chief Executive Officer	2002 2001	$422,966 107,692	$67,500 75,000	(4)	— 1,950,000	(3)	$360 120

James Williams Senior Vice President of Finance, Treasurer and Chief Financial Officer	2002 2001	237,319 51,923	47,250 25,000	(4)	— 750,000	(3)	324 72

(1)	Amounts include bonuses earned during the fiscal year but paid in the subsequent year.
(2)	Amounts represent insurance premiums for term life insurance paid by the Company for the benefit of the respective named executive officer.
(3)	The Company and Messrs. Regel and Williams entered into amendments to their employment arrangements, which modified the terms of their stock options. See further discussion of these amendments in this report under the heading “Employment Contracts and Termination of Employment and Change-in-Control Arrangements.”

(4)	Amounts include sign-on bonus of $50,000 for Mr. Regel and $25,000 for Mr. Williams in accordance with their respective employment agreement.

Option Grants in Last Fiscal Year

No stock options were granted to the Named Executive Officers during the year ended December 31, 2002.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The Named Executive Officers did not acquire any shares of the Company’s common stock through exercise of their stock options during the year ended December 31, 2002. In addition, the Named Executive Officers had no unexercised stock options as of December 31, 2002.

Compensation of Directors

The Company’s directors received no cash compensation in 2002 for their services as members of the Board of Directors or any committee of the Board of Directors. The Company’s employees do not receive any compensation for serving on the Board of Directors or on any committees of the Board of Directors. However, Daniel (Wen Chi) Chen, the Chairman of the Board of Directors, received compensation from the Company for services he provided to the Company as an employee. During 2002, Mr. Chen received $173,028 in salaries.

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

The Board of Directors has suspended the granting of the Subsequent Option in 2002 and thereafter in consideration of the proposed liquidation of the Company.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

The Company has entered into certain employment contracts and severance and change of control arrangements with the Named Executive Officers as follows:

James Regel    On October 4, 2002, the Company and Mr. Regel entered into the Second Amended and Restated Employment Agreement, which supersedes the employment agreement entered into as of September 24, 2001 and the amended and restated employment agreement dated May 16, 2002. Pursuant to the Second Amended and Restated Employment Agreement with Mr. Regel, all stock options previously granted to Mr. Regel were immediately cancelled and, in exchange for the cancellation of his stock options, Mr. Regel is entitled to receive a cash bonus equal to an amount determined by multiplying (i) the difference between the per share amount of distribution the Company’s stockholders receive in connection with the Bankruptcy Case and the exercise price per share with respect to the cancelled options by (ii) the number of shares of common stock subject to the cancelled options. The cash bonus will be paid to Mr. Regel upon the date(s) the Company makes distributions to its stockholders. Prior to October 4, 2002, Mr. Regel was granted stock options to purchase 1,950,000 shares of the Company’s common stock with an average exercise price of $1.19 per share. The amended employment agreement with Mr. Regel further provides that, upon the earlier of September 1, 2003 or the distribution of more than 50% of the Company’s net assets to its stockholders in connection with the Bankruptcy Case, Mr. Regel shall receive (i) a lump sum severance payment equal to his annual base salary of $400,000, (ii) a payment of the remaining target performance bonus of $32,500, (iii) a payment equal to the difference, if any, between $1,000,000 and the cumulative amount of cash bonus received by Mr. Regel mentioned above, and (iv) a payment of insurance premiums for continuation of health insurance coverage for 18 months.

James Williams    On October 4, 2002, the Company and Mr. Williams entered into the Second Amended and Restated Employment Agreement, which supersedes the employment agreement entered into as of October 8, 2001 and the amended and restated employment agreement dated May 16, 2002. Pursuant to the Second Amended and Restated Employment Agreement with Mr. Williams, all stock options previously granted to Mr. Williams were immediately cancelled and, in exchange for the cancellation of his stock options, Mr. Williams is entitled to receive a cash bonus equal to an amount determined by multiplying (i) the difference between the per share amount of distribution the Company’s stockholders receive in connection with the Bankruptcy Case and the exercise price per share with respect to the cancelled options by (ii) the number of shares of common stock subject to the cancelled options. The cash bonus will be paid to Mr. Williams upon the date(s) the Company makes distributions to its stockholders. Prior to October 4, 2002, Mr. Williams was granted stock options to purchase 750,000 shares of the Company’s common stock with an average exercise price of $1.02 per share. The amended employment agreement with Mr. Williams further provides that, upon the earlier of September 1, 2003 or the date the Company files a final decree with the Bankruptcy Court in connection with the Bankruptcy Case, Mr. Williams shall receive (i) a lump sum severance payment equal to his annual base salary of $225,000, (ii) a payment of the remaining target performance bonus of $22,750, (iii) a payment equal to the difference, if any, between $500,000 and the cumulative amount of cash bonus received by Mr. Williams mentioned above, and (iv) a payment of insurance premiums for continuation of health insurance coverage for 18 months.

The Company has set up an escrow fund of $3,500,000 solely for the purpose of making payments to Mr. Regel and Mr. Williams in accordance with their Second Amended and Restated Employment Agreements.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors currently consists of Mr. Courture, Dr. Lam and Mr. Reddy. Mr. Courture served as Secretary of the Company during the last fiscal year, but was not an employee of the Company. No other member of the Compensation Committee was an officer or employee of the Company or any of its subsidiaries during the last fiscal year. Mr. Courture is the sole shareholder of Law+, a law firm that has provided legal services to the Company.

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

Executive Compensation

Prior to the Board of Director’s adoption of the Company’s Plan of Complete Liquidation and Dissolution, the Company’s compensation program consisted of two principal components: cash-based compensation, both fixed and variable, and equity-based compensation. These two principal components were intended to attract, retain, motivate, and reward executives who were expected to manage both the short-term and long-term success of the Company.

Cash-based Compensation

The Committee believes that the annual cash compensation paid to executives should be commensurate with both the executive’s and the Company’s performance. For this reason, prior to the Board of Director’s adoption of the Company’s Plan of Complete Liquidation and Dissolution, the Company’s executive cash compensation consisted of base compensation (salary) and variable incentive compensation (annual bonus). Base salaries for executive officers were established considering a number of factors, including the Company’s profitability, the executive’s individual performance and measurable contribution to the Company’s success, and pay levels of similar positions with comparable companies in the industry. The Committee supported the Company’s compensation philosophy of moderation for elements such as base salary and benefits. Base salary decisions were made as part of the Company’s formal annual review process.

An executive’s annual performance award generally depended on the financial performance of the Company relative to financial targets and the executive’s individual performance. These targets were reviewed at least annually to meet the changing nature of the Company’s business. The incentive portion was set as a higher percentage for more senior officers, with the result that such officers had a higher percentage of their potential total cash compensation at risk.

Equity-based Compensation

The Committee administered an option program pursuant to which members of management, including the Company’s executive officers, may receive annual option grants as of the time of their reviews each year from a pool of shares set aside by the Company. The purpose of the option program was to provide additional incentive to executives and other key employees of the Company to work to maximize long-term return to the Company’s stockholders. The allocation of the option pool, other than the shares allocated to the Chief Executive Officer, was recommended by the Chief Executive Officer for approval by the Committee. The allocation of shares from the option pool to the Chief Executive Officer was determined by the Committee. In granting stock options to the executive officers, the Chief Executive Officer and the Committee considered a number of objective and subjective factors, including the executive’s position and responsibilities at the Company, such executive’s past and anticipated individual performance, current survey data with respect to market rates for option compensation and other factors that the Committee may deem relevant. Options generally vested over a four-year period to encourage option holders to continue in the employ of the Company. The exercise price of options was the market price on the date of grant, ensuring that the option will acquire value only to the extent that the price of the Company’s common stock increased relative to the market price at the date of grant.

Compensation after Adoption of the Plan of Complete Liquidation and Dissolution

Since the adoption of the Company’s Plan of Complete Liquidation and Dissolution, the Committee has attempted to compensate James Regel, the Company’s Chief Executive Officer, in a manner (i) consistent with the arrangements entered with Mr. Regel before the Company’s bankruptcy filing in October 2002, and (ii) intended to maximize the distribution to be paid to stockholders in liquidation.

Chief Executive Officer Compensation

The Company generally uses the same factors and criteria described above for compensation decisions regarding the Chief Executive Officer. James Regel was appointed President and Chief Executive Officer of the Company on September 24, 2001. The payments and awards to Mr. Regel during 2002 generally reflected the terms of the employment agreement entered into by and between Mr. Regel and the Company at the time of his hire. However, because Mr. Regel’s original employment agreement did not contemplate the Company’s liquidation and dissolution, his employment agreement was amended during 2002 with revised objectives, milestones and incentives, as applicable, with the intent to retain Mr. Regel’s services to the Company and to maximize the distribution to be paid to stockholders in liquidation.

Tax Deductibility of Executive Compensation

The Internal Revenue Code limits the federal income tax deductibility of compensation paid to the Company’s Chief Executive Officer and the other most highly compensated executive officer. For this purpose, compensation can include, in addition to cash compensation, the difference between the exercise price of stock options and the value of the underlying stock on the date of exercise. Under this legislation, the Company may deduct such compensation with respect to any of these individuals only to the extent that during any fiscal year such compensation does not exceed $1 million or meets certain other conditions (such as stockholder approval). The Company’s policy is to qualify, to the extent reasonable, its executive officers’ compensation for deductibility under applicable tax laws. However, the Compensation Committee believes that its primary responsibility is to provide a compensation program that will attract, retain and reward the executive talent necessary to the Company’s success. Consequently, the Compensation Committee recognizes that the loss of a tax deduction may be necessary in some circumstances.

Summary

The Compensation Committee believes that its compensation program to date has been fair and motivating, and has been successful in attracting and retaining qualified employees and in linking compensation directly to the Company’s success. The Compensation Committee intends to review this program on an ongoing basis to evaluate its continued effectiveness.

THE COMPENSATION COMMITTEE

PETER J. COURTURE

DAVID LAM

SENA REDDY

Company’s Stock Performance

Set forth below is a line graph comparing the cumulative return to the stockholders of the Company’s common stock with the cumulative return of the Nasdaq composite index (U.S. companies) and a peer group index for the period commencing on August 18, 2000, the first day the Company’s common stock was traded on the Nasdaq Stock Market, and ending on December 31, 2002. The peer group index consists of Broadcom Corporation, Centillium Communications, Inc., GlobeSpanVirata, Inc. and Tioga Technologies, Ltd., each of which designs integrated circuits for the broadband access market and outsources manufacturing operations. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

	Cumulative Total Return
	8/18/00	12/31/00	12/31/01	12/31/02
Integrated Telecom Express, Inc.	$100.00	$19.22	$7.04	$6.39
Nasdaq Stock Market	100.00	62.45	49.55	34.26
Peer Group	100.00	30.24	14.44	5.21

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to beneficial ownership of the Company’s common stock as of March 1, 2003 (except as otherwise indicated), by: (i) each person who is known by the Company to own beneficially more than five percent of the common stock, (ii) each of the Named Executive Officers, (iii) each of the Company’s directors, and (iv) all current directors and executive officers as a group. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

Applicable percentage ownership in the following table is based on the sum of 42,628,362 shares of common stock outstanding as of March 1, 2003 and the number of shares of common stock issuable to entities and individuals indicated below pursuant to their stock options exercisable within 60 days of March 1, 2003.

Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent Owned
United Microelectronics Corporation (2) No. 3, Li-Hsin Road II Science Based Industrial Park Hsin-chu City, Taiwan R.O.C.	12,112,500	28.41%
Fortune Venture Capital Corporation 2F, No. 76, Sec. 2, Tunhwa S. Road Taipei, Taiwan R.O.C.	4,000,000	9.38%
Creative Group Limited (3) 2 Tzu Yu Street, Tucheng City Taipei Hsien, Taiwan R.O.C.	3,500,000	8.21%
Daniel Chen	500,000	1.17%
Michael Callahan	99,963	*
John Cioffi (4)	149,525	*
Peter J. Courture	20,000	*
David Lam (5)	116,094	*
Young Way Liu	925,624	2.13%
Sena Reddy	99,963	*
James Regel	—	—
James Williams	—	—
All current directors and executive officers as a group (9 persons) (6)	1,911,169	4.35%

*	Less than 1%.
(1)	Beneficial ownership of shares is determined under the rules of the Securities and Exchange Commission and generally includes any shares over which a person exercises sole or shared voting or investment power. Share ownership in each case also includes shares issuable upon exercise of outstanding options that are exercisable within 60 days of March 1, 2003.
(2)	Includes 4,000,000 shares registered in the name of Fortune Venture Capital Corporation, a subsidiary of United Microelectronics Corporation, with which United Microelectronics Corporation shares voting and dispositive power, and 1,112,500 shares registered in the name of Hsun Chieh Investment Corporation Ltd., a subsidiary of United Microelectronics Corporation, with which United Microelectronics Corporation shares voting and dispositive power.
(3)	Creative Group Limited is a subsidiary of Foxconn Holding Limited, which is in turn a subsidiary of Hon Hai Precision Industries Co., Ltd.

(4)	Includes 18,750 shares subject to a right of repurchase as of March 1, 2003, 37,500 shares held in the name of Cioffi Family Trust and 12,025 shares issuable pursuant to options that are exercisable within 60 days of March 1, 2003.
(5)	Includes 100,000 shares issuable pursuant to options that are exercisable within 60 days of March 1, 2003; if such options were exercised, 4,167 shares would be subject to a right of repurchase.
(6)	Includes 1,273,669 shares issuable pursuant to options exercisable within 60 days of March 1, 2003.

Equity Compensation Plan

The following table provides information as of December 31, 2002 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans.

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders (1)	70,000	$2.57	430,000
Equity Compensation Plans not Approved by Stockholders (2)	6,279,546	3.84	9,912,728	(3)

Total	6,349,546	3.82	10,342,728

(1)	Consist of the 2001 Director Option Plan.
(2)	Consist of the 2001 Nonstatutory Stock Option Plan and other equity compensation plans established prior to the Company’s initial public offering in August 2000, including the 2000 Restricted Stock Purchase Plan, the 2000 Stock Plan, the 1996 Stock Plan and the Employee Stock Purchase Plan. See Note 9 to the accompanying financial statements for a summary description of these plans.
(3)	Under the 2000 Stock Plan, the number of shares reserved for issuance will automatically increase on the first day of the Company’s fiscal year beginning in 2002 in an amount equal to the lesser of (i) 2,500,000 shares, (ii) 4% of the outstanding shares on such date or (iii) a lesser amount determined by the Board of Directors. The Board of Directors has suspended such automatic increase in consideration of the proposed liquidation of the Company.

Item 13.	Certain Relationships and Related Transactions

The following is a description of transactions since the beginning of the last fiscal year, to which the Company has been a party in which any director, executive officer or beneficial owner of more than five percent of the Company’s common stock had or will have a direct or indirect material interest other than compensation arrangements that are described elsewhere in this report.

Loan to a Director

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

On June 28, 2002, the Company and Mr. Courture entered into an Agreement to Prepay and Cancel Promissory Notes (the “Agreement”), pursuant to which the loans to the director, including the principal balance of $262,000 and accrued interest of $36,222, were paid in full by a cash payment of $58,222 and a transfer of 150,000 shares of the Company’s common stock from Mr. Courture to the Company. The 150,000 shares had an aggregate fair market value of $240,000 based on the prevailing trading price of $1.60 per share on the date immediately before the Agreement was executed. Under the terms of the Agreement, the amount of the final settlement will be adjusted to reflect the actual liquidation proceeds when the Company completes its distribution of assets pursuant to the liquidation plan. If the actual liquidation proceeds are greater than $1.60 per share (the amount used to compute the director’s initial cash payment to satisfy the loans), the Company will pay the director the excess amount. If the liquidation proceeds are less than $1.60 per share, the director will pay the Company the shortfall amount.

Other Transactions Involving Directors

Mr. Courture is the sole shareholder of Law+, a law firm which has provided legal services to the Company. During 2002, the Company paid Law+ $3,025 for legal services rendered to the Company.

In October 2001, the Company and Mr. Liu entered into a Consulting Agreement, pursuant to which the Company agreed to pay Mr. Liu $5,000 per month for his consulting services. During 2002, the Company paid Mr. Liu $20,000 in total in connection with this Consulting Agreement. The Company and Mr. Liu mutually terminated the Consulting Agreement in April 2002.

Prior to the Company’s bankruptcy filing, on June 13, 2002, the Company and Real Communications, Inc. entered into an Asset Purchase Agreement pursuant to which Real Communications, Inc. agreed to purchase some of the Company’s assets for a cash purchase price of $1.5 million (the “Asset Sale”), subject to the terms and conditions of the Asset Purchase Agreement. Some or all of the following individuals may become stockholders of Real Communications, Inc.: Daniel Chen, the Chairman of the Company’s Board of Directors, Kenyon Mei, the Company’s former Chief Operating Officer, and Jow Peng, the Company’s former Vice President of Business Development. The terms of the Asset Purchase Agreement provided that the Asset Sale is conditioned upon stockholder approval of the sale and the Plan of Complete Liquidation and Dissolution. The assets to be sold to Real Communications, Inc. consisted of all the Company’s intellectual property rights, as well as rights in the Company’s customer information sufficient to permit Real Communications, Inc. to continue to support our existing customers, rights in our Etherlink project, and certain related equipment, tools and inventories.

On March 12, 2003, the Company and Real Communications, Inc. entered into an Addendum to Asset Purchase Agreement (the “Addendum”), which amends, among others, the assets to be sold to Real Communications, Inc. and the cash purchase price. Pursuant to the Addendum, the assets to be sold to Real Communications, Inc. consist of all of the rights and interests in the Company’s License Agreement with Alcatel Bell N.V. (the “Alcatel Agreement”) as well as the technology, products, customer list and equipment derived from and/or related to the Alcatel Agreement. In addition, the cash purchase price shall be $2 million.

The Asset Purchase Agreement, as modified by the Addendum, has been approved by the Official Committee of Equity Security Holders and the Bankruptcy Court. The Official Committee of Equity Security Holders, or the Equity Committee, consists of four of the Company’s stockholders whose appointment to the Equity Committee was approved by the Office of the U.S. Trustee, and they serve as the representatives of the Company’s stockholders.

Transactions with United Microelectronics Corporation

The Company purchases the silicon wafers for its products from United Microelectronics Corporation (“UMC”). For the year ended December 31, 2002, purchases by the Company from UMC totaled $742,000.

The Company has also executed a term sheet with UMC that states that it guarantees the Company minimum production capacity through 2003 provided that the Company uses UMC to manufacture substantially all of its integrated circuits. According to the term sheet, UMC will offer the Company rights of first refusal to purchase a minimum quantity of eight-inch silicon wafers at competitive prices. In return, the Company will, on a quarterly basis during the period from January 1, 2001 to December 31, 2003, offer to UMC purchase orders equal to or in excess of 75% of the Company’s total foundry requirements for the relevant periods. Subject to the Company’s actual requirements, UMC will offer the Company rights of first refusal on twenty thousand silicon wafers in 2001, thirty-five thousand silicon wafers in 2002 and fifty thousand silicon wafers in 2003. This agreement was subsequently amended in March 2000. The Company agreed to commit 80% of its silicon wafer capacity requirements with UMC in exchange for a guarantee of delivery over the next four years.

In June 2000, the Company and UMC entered into an agreement through which UMC extended certain licenses granted by Texas Instruments Incorporated to UMC in exchange for royalties. This agreement grants the Company non-exclusive access, for the limited purposes of using, selling, leasing, importing, offering for sale or otherwise disposing of its products, to substantially the entire patent portfolio of Texas Instruments on favorable terms. If UMC ceases to be the Company’s largest stockholder, the Company would lose rights under this agreement and consequently the Company would lose a competitive advantage in the manufacture of its products. The agreement requires the Company to pay UMC a royalty equal to one percent of purchase prices of silicon wafers purchased from United Microelectronics Corporation. For the year ended December 31, 2002, royalty expenses under this agreement were $7,800.

As of December 31, 2002, the balance payable to UMC was $1,800.

Transactions with Integrated Technology Express, Inc.

Integrated Technology Express, Inc. and the Company have common stockholders, and Daniel Chen, the Company’s Chairman of the Board of Directors, is also the Chairman of the Board of Directors of Integrated Technology Express, Inc.

In March 1998, the Company entered into a reimbursement agreement with Integrated Technology Express, Inc. to share facilities and services of administrative staff and resources. Under the agreement, the parties allocate the costs of the shared portion of their respective operations. For the year ended December 31, 2002, the total amounts that the Company billed to and was reimbursed by Integrated Technology Express, Inc. were $18,000. The reimbursement agreement has no expiration date; however, starting 2003, the Company and Integrated Technology Express, Inc. do not share any facilities or any other resources and there will be no reimbursement to be billed to and paid by Integrated Technology Express, Inc.

The Company has entered into a royalty agreement with Integrated Technology Express, Inc., which requires the Company to pay Integrated Technology Express, Inc. a royalty of less than two percent on sales of products with technologies licensed from Integrated Technology Express, Inc. For the year ended December 31, 2002, royalty expenses under this agreement were $26,300.

At December 31, 2002, the balance payable to Integrated Technology Express, Inc. was $500.

Item 14.	Controls and Procedures

Within 90 days prior to the filing date of this annual report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company has been made known to them by others within the Company to allow for timely decisions on required disclosures.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to that evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

a.	The following documents are filed as part of this Annual Report on Form 10-K.

1.	Financial Statements

The financial statements and financial statement information required by this Item are included in Item 8 of this report. The Report of the Independent Accountants appears on page 26 of this report.

2.	Financial Statement Schedule

The financial statement schedule appears on page 73 of this report.

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

10.47	James E. Williams Employment Agreement, dated October 8, 2001, between the Registrant and James E. Williams. (3)

10.48	James G. Regel Amended and Restated Employment Agreement, dated May 16, 2002, between the Registrant and James G. Regel. (4)

10.49	James E. Williams Amended and Restated Employment Agreement, dated May 16, 2002, between the Registrant and James E. Williams. (4)

10.50	Addendum to Offer Letter, dated June 12, 2002, between the Registrant and Kenyon Mei. (4)

10.51	Addendum to Offer Letter, dated June 14, 2002, between the Registrant and James Stair. (4)

10.52	Asset Purchase Agreement, dated June 13, 2002, between the Registrant and Real Communications, Inc. (4)

10.53	Addendum to Offer Letter, dated June 12, 2002, between the Registrant and Jow Peng. (5)

10.54	Second Amended and Restated Employment Agreement, dated October 4, 2002 between the Registrant and James G. Regel. (5)

10.55	Second Amended and Restated Employment Agreement, dated October 4, 2002 between the Registrant and James E. Williams. (5)

Exhibit Number	Description
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been granted with respect to portions of this exhibit.

††	A request for confidential treatment for portions of this agreement has been submitted to the Commission. Omitted portions have been filed separately with the Commission.

(1)	Incorporated by reference to exhibits with the corresponding exhibit numbers in the registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-39128), filed on June 13, 2000.

(2)	Incorporated by reference to exhibits with the corresponding exhibit numbers in the registrant’s Annual Report on Form 10-K (SEC File No. 000-31259) for the year ended December 31, 2000.

(3)	Incorporated by reference to exhibits with the corresponding exhibit numbers in the registrant’s Annual Report on Form 10-K (SEC File No. 000-31259) for the year ended December 31, 2001.

(4)	Incorporated by reference to exhibits with the corresponding exhibit numbers in the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(5)	Incorporated by reference to exhibits with the corresponding exhibit numbers in the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

b.	Reports on Form 8-K

On October 11, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission in connection with its filing of voluntary petition for relief under Chapter 11 of Title 11 of the United States Code with the United States Bankruptcy Court for the District of Delaware on October 8, 2002.

On October 16, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission in connection with the transfer of the Company’s common stock listing from the Nasdaq National Market to the OTC Bulletin Board effective October 17, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED TELECOM EXPRESS, INC.

Date:	March 28, 2003	By:	/s/ JAMES REGEL
James Regel President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES REGEL James Regel	President and Chief Executive Officer	March 28, 2003

/s/ JAMES WILLIAMS James Williams	Senior Vice President of Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003

/s/ DANIEL CHEN Daniel Chen	Chairman of the Board of Directors	March 28, 2003

/s/ YOUNG WAY LIU Young Way Liu	Vice Chairman of the Board of Directors	March 28, 2003

/s/ PETER J. COURTURE Peter J. Courture	Secretary and Director	March 28, 2003

/s/ DAVID LAM David Lam	Director	March 28, 2003

/s/ JOHN CIOFFI John Cioffi	Director	March 28, 2003

/s/ MICHAEL CALLAHAN Michael Callahan	Director	March 28, 2003

/s/ SENA REDDY Sena Reddy	Director	March 28, 2003

CERTIFICATION

I, James Regel, certify that:

1.	I have reviewed this annual report on Form 10-K of Integrated Telecom Express, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 28, 2003	By:	/s/ JAMES REGEL
		Name:	James Regel
		Title:	President and Chief Executive Officer

I, James Williams, certify that:

1.	I have reviewed this annual report on Form 10-K of Integrated Telecom Express, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 28, 2003	By:	/s/ JAMES WILLIAMS
		Name:	James Williams
		Title:	Senior Vice President of Finance, Treasurer and Chief Financial Officer

INTEGRATED TELECOM EXPRESS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Charged to Expenses or Other Accounts	Deductions	Balance at End of Year
Year ended December 31, 2000:
Allowance for doubtful accounts	$—	$—	$—	$—
Reserves for excess and obsolete inventories	$25	$3,462	$187	$3,300

Year ended December 31, 2001:
Allowance for doubtful accounts	$—	$177	$36	$141
Reserves for excess and obsolete inventories	$3,300	$706	$180	$3,826

Year ended December 31, 2002:
Allowance for doubtful accounts	$141	$—	$61	$80
Reserves for excess and obsolete inventories	$3,826	$21	$3,350	$497